Form 10-Q
period 1993-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 1994-02-22
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended December 31, 1993  Commission File Number 0-1437



                 THE FIRST REPUBLIC CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)


  DELAWARE                                              13-1938454

(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

302 Fifth Avenue, New York, N.Y.                       10001

(Address of principal executive office)             (Zip Code)


Registrants telephone number, including area code (212) 279-6100

Former name, former address and former fiscal year, if changed since last report:

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days:
                                              Yes  X      No





As of February 9, 1994 there were 674,307 shares of common stock outstanding.

                       PART I. FINANCIAL INFORMATION

                  THE FIRST REPUBLIC CORPORATION OF AMERICA

                               AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  December 31,      June 30,
                                     1993            1993
                                  (UNAUDITED)    (SEE NOTE
                                                   BELOW)
Assets

Current Assets
  Cash and Cash Equivalents      $    734,255      $   1,504,799
  Accounts and Other Receivables    6,401,410          7,259,737
  Inventories (Note 2)              4,183,840          3,781,243
  Other Current Assets              4,685,242          4,165,134
     Total Current Assets          16,004,747         16,710,913
Property Plant and Equipment       68,702,301         67,561,477
 Less:  Accumulated Depreciation   28,910,122         27,679,765
                Net Properties     39,792,179         39,881,712
Other Assets                       23,773,789         22,229,953
TOTAL ASSETS                     $ 79,570,715      $  78,822,578
Liabilities & Stockholder's Equity

  Current Liabilities            $ 10,968,878      $   9,939,729
  Long Term Debt                   21,379,656         22,233,897
  Other Liabilities and Deferred
    Credits                         4,939,558          5,776,718
  Stockholders' Equity:
     Common Stock                   1,175,261          1,175,261
    Other Stockholders' Equity     41,107,362         39,696,973
      Total Stockholder's Equity   42,282,623         40,872,234
TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY          $ 79,570,715      $  78,822,578

NOTE:      The balance sheet at June 30, 1993
           has been derived and condensed from
           the audited financial statements at
           that date.

                THE FIRST REPUBLIC CORPORATION OF AMERICA
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                          Six months ended    Three months ended
                          December 31,                December 31
                         1993          1992          1993        1992

Revenues
  Net Sales-Products    $11,397,939   $12,333,425   $ 4,732,567 $ 5,705,204
  Real Estate and Hotel
    operations           10,759,769    10,547,631     5,717,351   5,026,888
  Other                   1,795,023       116,501        75,401    (254,301)
         Total Revenues  23,952,731    22,997,557    10,525,319  10,447,791
Expenses
  Cost of Sales           9,944,719    11,428,562     4,328,552   5,510,281
 Operating-real estate and
   hotel                  5,068,084     4,802,926     2,650,143   2,345,816
 Selling, general &
   administrative         3,364,973     3,499,512     1,793,412   1,800,701
 Depreciation and
   amortization           1,844,929     2,014,135       875,750     934,976
 Real estate taxes        1,388,119     1,253,395       788,617     629,977
 Interest                 1,170,932     1,074,718       594,531     544,567
         Total Expenses  22,781,756    24,073,248    11,031,005  11,766,318
Income (loss) before
  income taxes, minority
  interests and cumulative
  effect of change in
  accounting for income
  taxes                   1,170,975   (1,075,691)   (505,686)    (1,288,527)
Income taxes - Note 3      (306,000)     (180,00)     31,000        (30,000)
Minority interests          246,802       71,080     174,047         60,667
Income (loss) before
  cumulative of accounting
  change                  1,111,777    (1,184,611)  (300,639)     (1,257,860)
Cumulative effect as of
  June 30, 1993 of change
  in method of accounting
  for income taxes -
  Note 4                    460,000        -            -
         -
     Net Income (Loss)  $ 1,571,777   $(1,184,611)  $ (300,639)  $(1,257,860)
Earnings (loss) per share:
  Income before cumulative
  effect of accounting
  change                  $    1.64     $   (1.73)    $   (.44)    $   (1.83)
Cumulative effect of
  accounting change             .68           -           -              -
      Net Income (Loss)   $    2.32     $   (1.73)    $   (.44)    $   (1.83)
Average shares
   outstanding              676,943       686,723      676,492        686,445


                        THE FIRST REPUBLIC CORPORATION OF AMERICA
                                      AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          UNAUDITED

                                          Six Months Ended
                                             December 31,

                                                1993            1992
OPERATING ACTIVITIES
  Net Income (Loss)                             $  1,571,777    $(1,184,611)
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Depreciation and Amortization                 1,844,929      2,014,135

     Minority Interest's share of Loss in
      Subsidiaries                                  (246,802)       (71,080)
     Equity Loss on Disposal of Assets                  -         1,279,000
  Change in Method of Accounting for Income Taxes   (460,000)         -
  Changes in Operating Assets and Liabilities
     Decrease (Increase) in Accounts and Other
     Receivables                                     248,219        (41,760)
     Increase in Inventories                        (402,597)      (270,150)
     Increase in Other Assets                       (843,836)      (477,943)
     Increase (Decrease) in Accounts Payable         272,750        (78,108)
    (Decrease) Increase in Other Liabilities        (130,358)        66,901
      NET CASH PROVIDED BY OPERATIONS              1,854,082      1,236,384

INVESTING ACTIVITIES
   Purchase of Property Plant and Equipment       (1,755,396)    (1,256,845)
   Investment In and Advances to Partnership        (700,000)    (2,294,279)
   Payments Received on Mortgages Receivable          90,000         90,165
      NET CASH USED BY INVESTING ACTIVITIES       (2,365,396)    (3,460,959)
FINANCING ACTIVITIES
   Proceeds on Mortgages and Notes Payable           756,399        690,023
  (Payments) Proceeds on Long Term Debt             (854,241)     1,493,213
   Other Financing Activities                       (161,388)      (178,348)
      NET CASH (USED) PROVIDED BY
       FINANCING ACTIVITIES                         (259,230)     2,004,888
   NET DECREASE IN CASH AND CASH EQUIVALENTS        (770,544)      (219,687)
   Cash and Cash Equivalents at Beginning of
     Period                                        1,504,799      1,491,462
      CASH AND CASH EQUIVALENTS AT END OF PERIOD $   734,255    $ 1,271,775


                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                 AND SUBSIDIARIES
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1993, the consolidated statements of operations for the six month periods ended December 31, 1993 and 1992, and the condensed consolidated statement of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1993 and for all periods presented, have been made.

2.    INVENTORIES

                                   December 31,       June 30,
                                      1993              1993
      Work-in process and
        raw materials             $ 1,863,179      $ 1,845,245
       Finished goods               2,320,661        1,935,998
                                  $ 4,183,840      $ 3,781,243

3.    INCOME TAXES

                                        Six Months Ended
                                           December 31,
                                      1993            1992

      Federal                     $     -          $ 100,000
      State                         306,000           80,000
                                  $ 306,000        $ 180,000

4.    CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

Effective July 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from operations for the six months ended
December 31, 1993 was not material; however, the cumulative effect of the change increased net income by $460,000 or $.68 per share.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION
                             (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the six months ended December 31, 1993 decreased by approximately $1,735. Net cash provided by operating activities was approximately $1,854. Net cash used by financing activities was approximately $259. Net cash of approximately $2,365 was used for investing activities.




Results of Operations

               Six months ended December 31, 1993 and 1992

Income from operations before income taxes and minority interests increased $2,247. The components are as follows:

                                                         (Decrease)
                                   1993        1992      Increase

      Real Estate                 $2,490     $ 2,289     $   201
      Hotel                          307         485        (178)
      Seafood                       (646)        255        (901)
      Textiles                      (271)     (1,197)        926
      Corporate                     (709)     (2,908)      2,199
                                  $1,171     $(1,076)    $ 2,247

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATION - CONTINUED
                           (IN THOUSANDS)




REAL ESTATE

      Revenues increased $252. There were no significant variations in any expense category.


HOTEL

      There was a $140 decrease in revenues, and hotel earnings decreased $178 as a result of the lower revenues.


SEAFOOD

      Revenues decreased $738 primarily in the sale of shrimp.
Earnings decreased $901 for the entire seafood division due primarily to reduced revenues from sales of shrimp which resulted from declining shrimp production in Ecuador.


TEXTILES

      Hanora Spinning's earnings increased $344 to $390 for the six months due to higher revenues and operating margins. Hanora South and J & M Dyers incurred combined losses of $383 as compared to losses in the comparable period last year of $568. Whitlock Combing which sold its equipment and substantially ceased operations in June 1992, incurred a loss of $278 in the current period as compared to a loss of $676 last year. Overall, revenues increased $455.


CORPORATE

      Corporate losses decreased $2,199 attributable primarily to
i) the termination of a royalty agreement with the purchaser of the Towle Silversmiths assets in the current period which resulted in $1,322 of income and ii) a loss of approximately $1,029 attributable to losses incurred in the prior period by a seafood company in which the company has a 50% equity investment.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATION - CONTINUED
                              (IN THOUSANDS)


Three months ended December 31, 1993 and 1992


Loss before income taxes and minority interests decreased $783.
The components are as follows:

                                                         (Decrease)
                                    1993       1992      Increase

      Real Estate                 $ 1,366    $ 1,039     $   327
      Hotel                           186        233         (47)
      Seafood                        (609)       131        (740)
      Textiles                       (318)      (780)        462
      Corporate                    (1,131)    (1,912)        781
                                  $  (506)   $(1,289)    $   783

REAL ESTATE

           Revenues increased $582. There were no significant variations in any expense category.


HOTEL

           Hotel earnings decreased $47, on an approximate 2 percent increase in revenues.


SEAFOOD

           Earnings decreased $740 primarily due to losses from shrimp operations in Ecuador.

TEXTILES

      Losses decreased $462.  Hanora Spinning's earnings increased
$103. Hanora South and J & M Dyers incurred combined losses of $267 as compared to last year's losses of $346. Losses are continuing in these operations as a result of the loss of their major customer in fiscal 1990. Whitlock Combing had a $281 decrease in losses due mainly to the closing of the wool combing plant last year.

CORPORATE

      Corporate losses decreased $781, due primarily to a loss of approximately $1,029 recognized last year as a result of losses incurred by a seafood company in which the company has a 50% equity investment.

                       PART II. OTHER INFORMATION


      ITEM 6.  Exhibits and Reports on Form 8-K.

                 Exhibits:  None

                 Reports: There were no reports on Form 8-K filed during the quarter ended December 31, 1993.



SIGNATURES



           Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              The First Republic Corporation of America
                                         Registrant



Date:  February 16, 1994                /s/     Norman A. Halper

                                                Norman A. Halper
                                                   President



Date:  February 16, 1994                /s/     Harry Bergman

                                                Harry Bergman
                                                  Treasurer