Form 10-Q
period 1994-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 1994-05-20
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1994        Commission File Number 0-1437


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


As of May 13, 1994 there were 674,307 shares of common stock outstanding.

                         PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 31,       June 30,
                                              1994            1993
                                           (UNAUDITED)      (SEE NOTE
                                                              BELOW)

Assets
 Current Assets
 Cash and Cash Equivalents               $     723,998  $    1,504,799
   Accounts Receivable                       6,687,421       7,259,737
   Inventories ( Note 2)                     4,619,038       3,781,243
   Other Current Assets                      3,918,296       4,165,134
      Total Current Assets                  15,948,296      16,710,913
   Property, Plant and Equipment            70,493,549      67,561,477
     Less:  Accumulated Depreciation        30,962,899      27,679,765
                Net Properties              39,530,650      39,881,712
   Other Assets                             25,872,999      22,229,953
   TOTAL ASSETS                         $   81,352,402      78,822,578
Liabilities & Shareholders' Equity
 Current Liabilities                    $   10,728,537    $   9,939,729
 Long Term Debt                             24,010,103       22,233,897
 Other Liabilities and Deferred Credits      4,968,189        5,776,718
   Stockholder' Equity:
      Common Stock                           1,175,261        1,175,261
   Other Stockholders' Equity               40,470,312       39,696,973
     Total Stockholders' Equity             41,645,573       40,872,234
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $  81,352,402    $  78,822,578

NOTE:     The balance sheet at June 30, 1993
          has been derived from the audited
          financial statements at that date
          and condensed.

SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                THE FIRST REPUBLIC CORPORATION OF AMERICA
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                          Nine months ended            Three months ended
                               March 31,                     March 31,

                          1994           1993           1994           1993

 Revenues
Net Sales-Products     $17,185,284   $18,351,050     $ 5,787,345   $ 6,017,625
 Real Estate and Hotel
    operations          15,329,302    15,385,037       4,569,533     4,837,406
  Other                  2,261,522       820,966         466,499       704,464
  Expenses
   Cost of Sales        15,128,731    16,900,909       5,184,012      5,472,347
Operating-real estate
and hotel                7,936,364     7,195,856       2,868,280     2,392,930
Selling, general &
  administrative         4,818,769     5,158,091       1,453,796     1,658,579
Depreciation and
   amortization          2,936,308     3,018,802       1,091,379     1,004,667
Real estate taxes        1,977,386     1,928,555         589,267       675,160
Interest                 1,694,663     1,563,986         523,731       489,268

      Total Expenses    34,492,221    35,766,199      11,710,465     11,692,951

Income (loss) before
  income taxes, minority
  interests and cumulative
  effect of change in
  accounting for income
  taxes                    283,887    (1,209,146)       (887,088)    (133,456)

Minority interests         468,840        99,449         222,038       28,369

Income taxes - Note 3     (278,000)    (150,000)         28,000        30,000

Income (loss) before
  cumulative effect of     474,727    (1,259,697)       (637,050)     (75,087)

Cumulative effect as of
  June 30, 1993 of change
  in method of accounting
  for income taxes -
  Note 4                    460,000         -                -            -

 Net Income (Loss)      $   934,727    $(1,259,697)    $ (637,050)  $ (75,097)

Income (loss) before
 cumulative effect of   $     .70      $   (1.84)      $   (.94)    $    (.11)
 accounting change

 Cumulative effect of
  accounting change           .68             -              -            -
     Net Income (Loss)  $    1.38      $   (1.84)       $  (.94)    $    (.11)

 Average shares
       outstanding        676,077         685,223         674,307      682,156

      SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                           AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               UNAUDITED


                                                       Nine Months Ended
                                                            March 31,
                                                        1994          1993

OPERATING ACTIVITIES
 Net Income (Loss)                              $    934,727     $(1,259,697)
 Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by Operating Activities:
     Depreciation and Amortization                 2,936,308       3,018,802

     Minority Interests' share of Loss in
      Subsidiaries                                  (468,840)        (99,449)

     Equity Loss on Disposal of Assets                 -           1,279,000

   Change in Method of Accounting for Income Taxes  (460,00)            -

   Changes in Operating Assets and Liabilities:
     Decrease (Increase) in Accounts and Other
     Receivables                                     684,154        (137,660)

     Increase in Inventories                        (837,795)       (702,904)

    (Increase) Decrease in Other Assets              (37,710)        789,268

    Increase (Decrease) in Accounts Payable        2,177,009        (893,408)

    Increase in Other Liabilities                    120,311          12,225

      NET CASH PROVIDED BY OPERATIONS              5,048,164       2,006,177

INVESTING ACTIVITIES
    Purchases of Property Plant and Equipment      (4,686,758)     (2,187,439)

    Investment In and Advances to Partnership      (1,503,824)     (2,135,326)

    Payments Received on Mortgages Receivable         135,000         231,477

      NET CASH USED BY INVESTING ACTIVITIES        (6,055,582)     (4,091,288)

FINANCING ACTIVITIES
(Payments) Proceeds on Mortgages and Notes         (1,388,201)        781,930
 Payable

  Proceeds on Long Term Debt                        1,776,206        1,325,291

  Other Financing Activities                         (161,388)       (333,418)

    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                            226,617        1,773,803

 DECREASE IN CASH AND CASH EQUIVALENTS               (780,801)       (311,308)

 Cash and Cash Equivalents at Beginning of Period   1,504,799        1,491,462

   CASH AND CASH EQUIVALENTS AT THE END OF PERIOD     723,998        1,180,154


      SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                           AND SUBSIDIARIES
       NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1994, the consolidated statements of operations for the nine month periods ended March 31, 1994 and 1993, and the condensed consolidated statement of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1994 and for all periods presented, have been made.

2.    INVENTORIES

                           March 31,        June 30,
                              1994            1993
 Work-in process and
   raw materials          $ 2,218,315    $ 1,845,245
  Finished goods            2,400,723      1,935,998
                          $ 4,619,038    $ 3,781,243

3.    INCOME TAXES

                               Nine Months Ended
                                  March 31,
                              1994          1993

 Federal                  $  30,000      $  50,000
 State                      248,000        100,000
                          $ 278,000      $ 150,000

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

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from operations for the nine months ended March 31, 1994 was not material; however, the cumulative effect of the change increased net income by $460,000 or $.68 per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION
                             (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the nine months ended March 31, 1994 decreased by approxi-mately $1,551. Net cash provided by operating activities was approximately $5,048. Net cash provided by financing activities was approximately $227. Net cash of approximately $6,056 was used for investing activities.

The Company has a $3,000 revolving line of credit ($1,000 utilized as of March 31, 1994) which bears interest at 1 percent above the lenders prime rate, and is collateralized by a mortgage on the East Newark Industrial Center.

On February 8, 1994 the Company obtained a $3,000 mortgage loan on the Greens-boro South Shopping Center it owns in Greensboro, North Carolina, which loan bears interest at the rate of 8 and one half per annum, is self-liquidating, and provides for monthly payments of $29, including principal and interest, commencing April 1, 1994 and expiring March 1, 2009.




Results of Operations

            Nine months ended March 31, 1994 and 1993

Income from operations before income taxes and minority interests increased $1,493. The components are as follows:

                                              (Decrease)
                           1994       1993    Increase

 Real Estate              $2,832    $ 3,110   $  (278)
 Hotel                       175        551      (376)
 Seafood                  (1,152)       199    (1,351)
 Textile                    (186)    (1,257)    1,071
 Corporate                (1,385)    (3,812)    2,427
                          $  284    $(1,209)  $ 1,493

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATION - CONTINUED
                                  (IN THOUSANDS)


REAL ESTATE

     Revenues increased $180. Due to the unusually harsh winter, utility and snow removal costs increased $213, there were no other significant variations in any expense category.

HOTEL

     There was a $172 decrease in revenues, and hotel earnings decreased $376 due substantially to the lower revenues, and $101 of additional fees paid to the management company that oversees the operations of the hotel in connection the renewal of the existing management contract.

SEAFOOD

      Revenues decreased $722 primarily in the sale of shrimp. Sales of shrimp produced in Ecuador decreased approximately $1,700 and were offset by the importation of shrimp from Costa Rica of approximately $1,000 which were marginally profitable. Earnings decreased $1,351 for the entire seafood division due primarily to reduced revenues attributable to Ecuador.

TEXTILES

      Hanora Spinning's earnings increased $348 to $713 for the nine months due to higher revenues and operating margins. Hanora South and J & M Dyers incurred combined losses of $415 as compared to losses in the comparable period last year of $673. Whitlock Combing which sold its equipment and substantially ceased operations in June 1992, incurred a loss of $485 in the current period as compared to a loss of $950 last year. Overall, textile revenues increased $578.

CORPORATE

      Corporate losses decreased $2,427 attributable primarily to i) the termination of a royalty agreement with the purchaser of the Towle Silversmiths assets in the current period which resulted in $1,322 of income and ii) a loss of approximately $1,029 attributable to losses incurred in the prior period by a seafood company in which the company has a 50% equity investment as compared to a break even level of operations in the current period.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION - CONTINUED
                              (IN THOUSANDS)

                  Three months ended March 31, 1994 and 1993

Loss before income taxes and minority interests increased $754.
The components are as follows:

                                              (Decrease)
                            1994      1993    Increase

 Real Estate              $   342   $   821   $  (479)
 Hotel                       (132)       66      (198)
 Seafood                     (506)      (56)     (450)
 Textile                       85       (60)      145
 Corporate                   (676)     (904)      228
                          $  (887)  $  (133)  $  (754)

REAL ESTATE

      Revenues decreased $72. Utility and snow removal costs increased $193, repairs and maintenance costs increased $165.


HOTEL

      Hotel earnings decreased $198, due to an approximately 10 percent decrease in revenues, and $101 of additional management fees.


SEAFOOD

      Earnings decreased $450 primarily due to losses from shrimp operations in Ecuador.

TEXTILES

      Hanora Spinning's earnings increased $5. Hanora South and J & M Dyers incurred combined losses of $32 as compared to last year's losses of $105. Losses are continuing in these operations as a result of the loss of their major customer in fiscal 1990. Whitlock Combing had a $67 decrease in losses due mainly to the closing of the wool combing plant last year.

CORPORATE

      Corporate losses decreased $228, due primarily to a gain of approximately $300 recognized as a result of gains by the nursing homes in which the company has a 50% equity investment.

                        PART II. OTHER INFORMATION


 ITEM 6.  Exhibits and Reports on Form 8-K.

           Exhibits: None

           Reports: There were no reports on Form 8-K filed during the quarter ended March 31, 1994.



                                     SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          The First Republic Corporation of America
                                    Registrant



Date:  May 18, 1994                 /s/     Norman A. Halper
                                            Norman A. Halper
                                            President



Date:  May 18, 1994                 /s/     Harry Bergman
                                            Harry Bergman