Form 10-Q/A
period 1994-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 1994-05-20
CIK 36856

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

SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                THE FIRST REPUBLIC CORPORATION OF AMERICA
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                          Nine months ended            Three months ended
                               March 31,                     March 31,

                          1994           1993           1994           1993

 Revenues
Net Sales-Products     $17,185,284   $18,351,050     $ 5,787,345   $ 6,017,625

 Real Estate and Hotel
    operations          15,329,302    15,385,037       4,569,533     4,837,406

  Other                  2,261,522       820,966         466,499       704,464

     Total Revenues     34,776,108    34,557,053       10,823,377    1,559,495

 Expenses
   Cost of Sales        15,128,731    16,900,909       5,184,012      5,472,347
Operating-real estate
   and hotel             7,936,364     7,195,856       2,868,280     2,392,930
Selling, general &
  administrative         4,818,769     5,158,091       1,453,796     1,658,579
Depreciation and
   amortization          2,936,308     3,018,802       1,091,379     1,004,667
Real estate taxes        1,977,386     1,928,555         589,267       675,160
Interest                 1,694,663     1,563,986         523,731       489,268

      Total Expenses    34,492,221    35,766,199      11,710,465     11,692,951

Income (loss) before
  income taxes, minority
  interests and cumulative
  effect of change in
  accounting for income
  taxes                    283,887    (1,209,146)       (887,088)    (133,456)

Minority interests         468,840        99,449         222,038       28,369

Income taxes - Note 3     (278,000)    (150,000)         28,000        30,000

Income (loss) before
  cumulative effect of     474,727    (1,259,697)       (637,050)     (75,087)
  accounting change

Cumulative effect as of
  June 30, 1993 of change
  in method of accounting
  for income taxes -
  Note 4                    460,000         -                -            -

 Net Income (Loss)      $   934,727    $(1,259,697)    $ (637,050)  $ (75,097)

Earnings (loss ) per share:
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

      SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                           AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               UNAUDITED


                                                       Nine Months Ended
                                                            March 31,
                                                        1994          1993

OPERATING ACTIVITIES
 Net Income (Loss)                              $    934,727     $(1,259,697)
 Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by Operating Activities:
     Depreciation and Amortization                 2,936,308       3,018,802

     Minority Interests' share of Loss in
      Subsidiaries                                  (468,840)        (99,449)

     Equity Loss on Disposal of Assets                 -           1,279,000

   Change in Method of Accounting for Income Taxes  (460,00)            -

   Changes in Operating Assets and Liabilities:
     Decrease (Increase) in Accounts and Other
     Receivables                                     684,154        (137,660)

     Increase in Inventories                        (837,795)       (702,904)

    (Increase) Decrease in Other Assets              (37,710)        789,268

    Increase (Decrease) in Accounts Payable        2,177,009        (893,408)

    Increase in Other Liabilities                    120,311          12,225

      NET CASH PROVIDED BY OPERATIONS              5,048,164       2,006,177

INVESTING ACTIVITIES
    Purchases of Property Plant and Equipment      (4,686,758)     (2,187,439)

    Investment In and Advances to Partnership      (1,503,824)     (2,135,326)

    Payments Received on Mortgages Receivable         135,000         231,477

      NET CASH USED BY INVESTING ACTIVITIES        (6,055,582)     (4,091,288)

FINANCING ACTIVITIES
(Payments) Proceeds on Mortgages and Notes         (1,388,201)        781,930
 Payable

  Proceeds on Long Term Debt                        1,776,206        1,325,291

  Other Financing Activities                         (161,388)       (333,418)

    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                            226,617        1,773,803

 DECREASE IN CASH AND CASH EQUIVALENTS               (780,801)       (311,308)

 Cash and Cash Equivalents at Beginning of Period   1,504,799        1,491,462

   CASH AND CASH EQUIVALENTS AT THE END OF PERIOD  $  723,998     $  1,180,154


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