Form 10-K
period 1994-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1994-10-24
CIK 36856

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K


[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended June 30, 1994
                      Commission File No. 0-1437

               THE FIRST REPUBLIC CORPORATION OF AMERICA
         (Exact name of Registrant as specified in its charter)

       DELAWARE                              13-1938454
(State or other jurisdiction of   (I.R.S. EmployerIdentification No.)
incorporation or organization)

        302 Fifth Avenue
      New York, New York                           10001
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212) 279-6100 Securities registered pursuant to Section 12(b) of the Act:
                          None
Securities registered pursuant to Section 12(g) of the Act:

              Common Stock Par Value $1 per share
                        (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 16, 1994, 674,107 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately
$2,339,000 (based upon the price paid by Registrant for shares).

            Documents Incorporated by Reference
                      See Item 14(c)

                 The First Republic Corporation of America

                               10-K Contents


                                                            Page

PART I

Item  1.                                           Business   1
Item  2.                                         Properties   5
Item  3.                                  Legal Proceedings   9
Item  4. Submission of Matters to a Vote of Security Holders   9

PART II

Item  5. Market for the Registrant's Common Stock and Related
          Security Holder Matters                              10
Item  6. Selected Financial Data                               11
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  12
Item  8. Financial Statements and Supplementary Data           15
Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                 44

PART III

Item 10. Directors and Executive Officers of the Registrant    45

Item 11. Executive Compensation                                47

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                            49

Item 13. Certain Relationships and Related Transactions        51


PART IV

Item 14. Exhibits, Financial Statements, Schedules and
         Reports on Form 8-K                                   54

Signatures                                                     63

PART I


ITEM 1.   BUSINESS

a. General Development of Business

The First Republic Corporation of America (the "Company") was incorporated in the State of Delaware in February 1961, and is presently engaged, either directly or through its subsidiaries, in the real estate, hotel, seafood, textile, and health care businesses. See Item 1(c) for a description of the business engaged in by the Company and its subsidiaries.

During the 1994 fiscal year, the Company obtained a $3,000,000 mortgage loan on the Greensboro South Shopping Center it owns in Greensboro, North Carolina, which loan bears interest at the rate of 8.5% per annum, is self-liquidating, and provides for 180 payments of $29,543, including interest and principal, commencing April 1, 1994 and expiring March 1, 2009.

b. Financial Information about Industry Segments

The sales and operating profit (loss) from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 1994 are set forth in Note 13 (Industry Segments) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item
8. hereof.

c. Narrative Description of Business

Real Estate

The Company owns various loft buildings, office buildings, industrial buildings, shopping centers, residential and other properties, situated along the East Coast of the United States in Massachusetts, Rhode Island, New York, New Jersey, Pennsylvania, Virginia, North Carolina and Florida. A general description of these properties is provided in Item 2. below.

Real estate revenues accounted for 31%, 32% and 31% of consolidated revenues from operations for the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

Hotel

The Company owns and operates a 288 room hotel and convention center known as the Sheraton Inn--Syracuse, located in Liverpool, New York. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

Hotel revenues accounted for 11% of consolidated revenues from operations for each of the fiscal years ended June 30, 1994, 1993 and 1992.

Seafood

The Company's 80.2% owned subsidiary, Bluepoints Company Inc. ("Bluepoints"), holds title to approximately 13,000 acres of land under the water of the Great South Bay between Fire Island and Long Island's South Shore in New York State. Bluepoints harvests hard-shell clams on this property. Bluepoints competes with others on the basis of quality of product and reliability of delivery. The price of hard-shell clams continued at or near historically high levels during the past fiscal year.

Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints over the past several years, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 1994 decreased 6% compared with the prior fiscal year. However, due to favorable water conditions for fiscal year ended June 30, 1993, the aggregate number of bushels of clams increased 32% as compared with the fiscal year ended June 30, 1992. For the period July 1, 1994 through August 31, 1994, the aggregate number of clams harvested increased 7% compared with the same period in the prior year.

Bluepoints has expanded its hatchery facilities in an effort to increase inventory. However, climate and other environmental factors beyond the control of Bluepoints affect the propagation and growth of clams. New York State environmental authorities are continually monitoring the harvesting area for pollution. From time to time, and at present, certain small areas of Bluepoints' property exceed the maximum coliform count set by Federal law, and shellfish located in such areas may not be harvested. At the present time, State authorities have closed other portions of the Great South Bay to clamming operations because the coliform count exceeds Federal standards.

Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, which are both located in Ecuador. Sales of shrimp from the foregoing operations approximated $671,000 and $1,198,000 for the fiscal years ended June 30, 1994 and 1993, respectively. In addition, Bluepoint also owns a 38% interest in another Ecuadorian shrimp farming operation. See Item 12 and 13 below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain officers and directors of the Company.

The Company also owns a 50% interest in Lambert Seafood Company, a scallop operation in Cape Canaveral, Florida. In the current fiscal year, there was a reduced scallop harvest as compared to last year when there was an excellent scallop harvest; there can be no assurance that extensive beds of scallops will be found in the future. Lambert's revenues for scallop operations decreased from $6,858,000 in the prior year to $3,702,000 in the current fiscal year.

Seafood revenues accounted for 13%, 15% and 13% of consolidated revenues from continuing operations for the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

Textile

Hanora Spinning, Inc. ("Hanora"), a wholly-owned subsidiary of the Company, operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 1994, Hanora purchased approximately $149,000 of additional equipment. The backlog of yarn sales on August 31, 1994 was approximately $5,500,000 as compared to $4,000,000 a year ago. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 1995. One customer accounted for approximately 14% of Hanora's total sales during the 1994 fiscal year. The loss of this customer would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

Hanora South, Inc. ("Hanora South"), a wholly-owned subsidiary of the Company, operates a yarn spinning plant in Lake City, South Carolina which produces craft, sweater, hosiery, upholstery and industrial yarns as a commission spinner for Hanora. J&M, Dyers, Inc. ("J & M"), another wholly-owned subsidiary of the Company, which operates a yarn dyeing plant in Sumter, South Carolina, is a commission dyer for rawstock, package, ombre and skein dyeing. Neither of these subsidiaries is a significant factor in the markets they serve and each competes with a number of other firms that are substantially larger; at the present time, neither has a significant backlog of orders.

Whitlock Combing Co. Inc. ("Whitlock"), a wholly-owned subsidiary owned a wool combing plant in Allendale, South Carolina. In April 1992, Whitlock entered into an agreement pursuant to which, in June 1992, it sold substantially all of the assets of its wool combing business to Wellman, Inc., and ceased all of its remaining operations. Pursuant to a Consent Order entered into in 1985 with the South Carolina Department of Health and Environmental Control ("DHEC"), Whitlock recognized approximately $119,000 and $435,000 of costs during the fiscal years ended June 30, 1994 and 1993, respectively, to clean up the property on which the wool combing plant is located and to implement a groundwater monitoring program. It is estimated that the anticipated remaining cost of completing all remedial action will not be significant.

Textile revenues accounted for 37%, 38% and 40% of consolidated revenues from operations for the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

Health Care

The Company owns a 49.9% partnership interest in two nursing homes located in Jersey City, New Jersey (the "Jersey City Facility") and Rochelle Park, New Jersey (the "Rochelle Park Facility"). The Jersey City and Rochelle Park Facilities (see
Item 2--Health Care Segment below) contain 180 beds and 240 beds, respectively, and each facility provides skilled and intermediate nursing care to both private and Medicaid residents. The Rochelle Park Facility also includes a 121-unit senior citizen residence and an adult day care center. Skilled and intermediate care facilities provide nursing services through the use of professional and nonprofessional employees. The nursing homes attempt to obtain residents through referrals from acute care hospitals, physicians, residential care facilities, church groups and other service organizations in the communities in which the facilities are located. There are competing facilities in these communities. In competing for residents, the reputation of the Company's facilities in the community and their physical appearance are important factors, since members of the resident's family generally participate to a greater extent in selecting skilled and intermediate nursing facilities than in selecting an acute care hospital. The Company's facilities also experience competition in employing and retaining high quality professionals and nonprofessional employees, including nurses, technicians, aides and others. The Company also owns a 49.9% partnership interest in a nursing home in Whiting, New Jersey. This facility is net leased to the operator of the facility under a lease which expires on December 31, 2011.

Merrimac

The Company, through Merrimac Corp. and its subsidiaries ("Merrimac"), was engaged in the manufacture, purchase and distribution of upscale and moderately priced giftware and the commercial real estate business. Merrimac was merged into the Company in the 1993 fiscal year. See item 2 below for information relating to the properties formerly owned by Merrimac in Brookhaven, Pennsylvania and Newburyport, Massachusetts, and Note 2 of Notes to Consolidated Financial Statements for additional information relating to Merrimac.

ITEM 2.   PROPERTIES


Location                                General Character (1)
Real Estate Segment

Video Film Center                       10-story office building
315-329 W. 44th Street                  square feet; 70% rented
New York, New York


Junior Coat Building                     18-story office, showroom and
250 W. 39th Street                       manufacturing facility;
New York, New York                       182,000 rentable square feet;
                                         90% rented.


Jefferson National Bank Building         6-story office building; 39,300
4100 Pinetree Drive                      rentable square feet; 100% rented.
Miami Beach, Florida


First Republic Office Park               Two, two-story office buildings with
Thruway and Electronics Parkway          35,000 rentable square feet each;
Liverpool, New York                      14 acres of land; 96% rented.


Waltham Engineer                         17 multi-story industrial buildings;
Waltham, Massachusetts                   in excess of 380,000 rentable square
                                         feet;parking facilities; 90% rented.


East Newark Industrial Center            30 multi-story industrial buildings;
East Newark, New Jersey                  in excess of 1,000,000 rentable
                                         square feet;parking facilities;
                                         80% rented; second mortgage held by
                                         Bluepoints in the amount of
                                         $401,772 at September 1, 1994.


Nyanza Building                          Four-story and basement industrial
Woonsocket, Rhode Island                 building; 300,000 rentable square feet;
                                         used by Company as spinning plant
                                         (100,000 sq. ft.) and balance rented
                                         to others; 85% rented.


Greensboro North Shopping Center         Approximately 13.5 acres of land and
Greensboro, North Carolina               128,000 square feet of space in
                                         buildings located thereon; 40% rented.


Greensboro South Shopping Center         Approximately 13 acres of land and
Greensboro, North Carolina               141,000 square feet of space in
                                         buildings located thereon; 95% rented.

Location                                 General Character (1)


Shopping Center                          Approximately 13.5 acres of land and
Richmond, Virginia                       130,000 square feet of space in
                                         buildings located thereon;
                                         100% rented.


London Bridge Shopping Center            Approximately 10.2 acres of land and
Virginia Beach, Virginia                 100,000 square feet of space in
                                         buildings located thereon; 98% rented.


Vacant land                              Approximately 21 acres; suitable for
Melbourne, Florida                       development as a shopping center.


Sunscape Apartments                      167-unit residential garden apartments
Orlando, Florida                         located on approximately 12 acres
                                         of land; 90% rented. (Company owns
                                         50% of Sunscape Associates, a
                                         partnership which owns the apartments).


Shopping Center                          Approximately 22.7 acres of land and
Brookhaven, Pennsylvania                 196,000 square feet of space in
                                         buildings located thereon; 90% rented.


Newburyport, Massachusetts               4-story building; 168,000 rentable
                                         square feet of space; 10% rented.


                                         3-story building, 13,800 rentable
                                         square feet of space; 100% rented.


                                         Two-story building and warehouse;
                                         5,000 square feet, presently vacant.

Hotel Segment


Sheraton Inn-Syracuse                    288-room motor hotel and convention
Thruway and Electronics Parkway          center; indoor pool; operated under
Liverpool, New York                      Sheraton franchise.


Seafood Segment (2)


West Sayville, New York                  Approximately 13,000 acres of
                                         underwater land in the Great South
                                         Bay of Long Island; approximately 5
                                         acres of upland and 22,500 square
                                         feet of space in two buildings
                                         located thereon; used for unloading
                                         product, storage, inspection,
                                         shipping, shop maintenance, hatchery
                                         and administration.

Location                                 General Character (1)


Mattituck, New York                      Approximately 1 acre of land in
                                         Long Island; to be used as a grow
                                         out pond for the clam hatchery.


Crisfield, Maryland                      Approximately .78 acres of land and
                                         33,625 square feet of space in three
                                         buildings located thereon;
                                         previously used to receive, process,
                                         store and ship soft-shell crabs,
                                         presently vacant.


Englishman Island                        Approximately 600 acres of land
                                         including Guayaquil County, Ecuador
                                         288 acres owned and the balance held
                                         under a 10-year concession, expiring
                                         April 1995, containing shrimp ponds
                                         and drainage canals.


Vacant Land                              Bluepoints has a 62.5% interest in a
Guayaquil, Ecuador                       company that owns approximately
                                         100,000 square feet of riverfront
                                         land.


Ayangue                                  Bluepoints has a 62.5% interest in a
Guayas Province, Ecuador                 company that owns approximately
                                         56 acres of land used for a shrimp
                                         hatchery.


Cape Canaveral, Florida                  Various leaseholds (approximately 11
                                         acres) used by scallop operation for
                                         offloading, processing, packaging,
                                         warehouse and office. (Company owns
                                         50% of Lambert International
                                         Fisheries Inc. and Cape King
                                         Associates which hold leaseholds.)


Textile Segment


Allendale, South Carolina                Approximately 195 acres of land, on
                                         which a plant containing one
                                         building with approximately 156,000
                                         square feet and comprising
                                         approximately 20 acres is located,
                                         presently vacant.


Pageland, South Carolina                 Approximately 10 acres of land and
                                         36,125 square foot building located
                                         thereon; previously used as bulking
                                         and twisting plant, warehouse and
                                         office, presently being rented.

Location                                  General Character (1)


Lake City, South Carolina                 Approximately 21.5 acres of land and
                                          95,000 square feet of space in two
                                          buildings located thereon; used for
                                          a yarn spinning plant, warehouse and
                                          administration.


Sumter, South Carolina                    Approximately 10.5 acres of land and
                                          61,000 square foot building located
                                          thereon; used as yarn dyeing plant,
                                          warehouse and office.


Health Care Segment


Rochelle Park, New Jersey                 240-bed nursing home; owned by
                                          partnership in which the Company has a
                                          49.9% partnership interest.


                                          121-unit senior citizen residence;
                                          owned by partnership in which the
                                          Company has a 49.9% partnership
                                          interest.


Jersey City, New Jersey                   180-bed nursing home; owned by
                                          partnership in which the Company
                                          has a 49.9% partnership interest.


Whiting, New Jersey                       180-bed nursing home; leased to
                                          tenant by partnership in which the
                                          Company has a 49.9% partnership
                                          interest.


Corporate Office


302 Fifth Avenue                          5,400 square feet of executive
New York, New York                        offices; month-to-month tenant
                                          at a rent of $7,709 per month.
                                          See Item 13. below.


(1)-Reference is made to Schedule XI for information with respect to mortgages encumbering certain properties listed in the table.

(2)-Except as otherwise noted, the properties listed in the Seafood Segment are owned by Bluepoints Company, Inc., an
80.2% owned subsidiary of the Coof

ITEM 3.   LEGAL PROCEEDINGS

See Item 1(c) for information with respect to environmental matters relating to the property owned by Whitlock Combing Co.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II


ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND
       RELATED SECURITY HOLDER MATTERS

a. The Company's common stock is traded in the over-the-counter market.

There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years.
During the two most recent fiscal years, the Company has purchased shares at prices ranging from a high of $57.50 in July 1992 to a low of $39.00 in June 1994.

Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 16, 1994, there were 857 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 1994. The Company has no intention of paying dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA


Fiscal Year Ended June 30

                     1994         1993         1992         1991         1990
                                  (In thousands except per share amounts)

Revenues             $48,119       $47,036      $49,152      $53,811   $55,850

Income before
interest and income
taxes                $3,391        $743         $3,062       $1,692   $1,818

Interest costs       $2,248        $2,239       $2,636       $2,929   $2,797

Income (loss) from
continuing operations before
extraordinary income
and cumulative
effect of accounting
change               $ 88           $(1,369)     $ 84         $(436)   $(1,062)


Net income (loss)
per shareof common
stock from continuing
operations           $  .13         $(2.00)      $  .12       $ (.63)  $(1.54)


Total assets         $80,164        $79,106      $79,705      $84,124  $131,449

Long-term debt       $23,870        $22,234      $21,598      $16,049  $16,728

Stockholders' equity $42,264        $40,872      $42,732      $42,705  $37,233

Cash dividends per
common share           NONE            NONE         NONE         NONE    NONE

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 1994 decreased by approximately $1,169,000 as compared to the prior year. The Company has initiated foreclosure proceedings on a building in the Bronx, New York and has reclassified a $934,215 mortgage that is past due as a long-term receivable.

Net cash provided by operating activities was approximately $5,712,000 during the 1994 fiscal year. Net cash provided by financing activities was approximately $966,000. Net cash of approximately $6,866,000 was used for investing activities.

During the three years ended June 30, 1994, the Company incurred capital expenditures of approximately $10,456,000. In addition, approximately $1,587,000 was expended for tenants' improvements during this three year period.

Results of Operations

Real Estate

In fiscal 1994 real estate operating profits decreased $85,000 on a revenue increase of $38,000 as compared to the prior year. The decrease in operating profits was primarily attributable to $100,000 of interest expense on a new mortgage obtained on the Greensboro South Shopping Center. The Company's real estate operating profits decreased $1,377,000 in fiscal 1993 as compared with the prior year, while revenues decreased $307,000 over the same period. The decrease in operating profits was primarily attributable to a $287,000 increase in repairs and maintenance, a $250,000 increase in real estate taxes, a $125,000 increase in salaries and fringe costs, and an increase of $285,000 in utility and snow removal costs caused by the colder than normal winter.

Hotel

Operating profits for the Sheraton Inn--Syracuse for fiscal 1994 decreased approximately $244,000 on an approximately $10,000 decrease in revenues from the prior year. This was due primarily to $160,000 of additional fees paid to the management company that oversees the operations of the hotel and other small increases in operating costs. Profits and revenues for the hotel for the year ended June 30, 1993 were approximately the same as in the prior year.

Seafood

Overall, revenues for the seafood division decreased by 13% as compared to the prior year. Losses from operations in fiscal 1994 were $2,170,000 as compared to a loss of $847,000 last year. The reduction in revenues was attributable to declining shrimp sales from Ecuador, which were partially offset by the importation of shrimp from Costa Rica. Due to the lower revenues, Ecuadorian operations sustained a loss of $1,848,000. Declining shrimp production resulted from poor water quality in the Company's shrimp ponds. Although the Company is taking steps to improve water quality, these problems have continued into the current fiscal year. Although the Company received a $190,000 distribution from its scallop investment, it incurred a $492,000 loss due substantially to write down of leasehold carrying costs and depreciation expense on remaining assets. Bluepoints' Long Island operations had income of $282,000, significantly lower than last year due to reduced profits from sale of shrimp imported from Ecuador and higher operating costs in the clam operations. There was a loss of $112,000 from the discontinued soft shell crab operation, whose assets were put up for sale last year. The fiscal 1993 revenues for the seafood division increased by 14%. Losses from operations in fiscal 1993 were $847,000 as compared to a loss of $1,124,000 in fiscal 1992. The Company received a $250,000 distribution from its scallop investment, but incurred a $850,000 loss due to losses on disposal of nonperforming scallop operation assets. In fiscal 1993, there was a loss of $513,000 from the foreign seafood operations and a $118,000 loss incurred in the discontinued soft-shell crab operation. Bluepoints' Long Island operations had income of approximately $634,000. In fiscal 1992, revenues for the seafood division increased by 2%. Losses from operations in fiscal 1992 were $1,124,000 as compared to a loss of $1,463,000 in fiscal 1991. Losses of $160,000 from the soft-shell crab operation were substantially due to markdowns taken when disposing of the remaining inventory upon termination of operations. The Company incurred a $512,000 loss on the scallop investment, and a net loss of approximately $782,000 from its foreign seafood operations. Bluepoints' Long Island operations in fiscal 1992 had income of approximately $330,000.

Textile

Although revenues for the textile division were approximately the same as last year, earnings increased $1,885,000. Hanora Spinning's earnings increased $494,000 to $1,138,000 due substantially to higher operating margins. Hanora South and J & M incurred combined losses of $490,000 as compared to last years losses of $758,000. Whitlock incurred a loss of $563,000 which included costs to clean up the property on which its wool combing plant was located, and has put up the property for sale. During the three years ended June 30, 1994, the Company purchased approximately $1,331,000 of machinery and equipment for the textile operations. In fiscal 1993, revenues decreased 11% in the textile division as compared to fiscal 1992 due to the cessation of operations at Whitlock. Hanora revenues increased 25% and the revenues of Hanora South and J & M increased 2%. Losses from operations in fiscal 1993 were $1,800,000 as compared to a loss of $1,838,000 in fiscal 1992. Hanora's earnings were $644,000 and Hanora South and J & M incurred a combined loss of $758,000. Whitlock, which as a result of ongoing losses, sold its equipment and substantially ceased operations in June 1992, incurred a loss of $1,686,000, including an $800,000 writedown on its remaining assets which were offered for sale. The loss for the year ended June 30, 1992 was approximately $1,838,000 as compared to fiscal 1991's loss of approximately $3,198,000. Hanora's earnings increased $509,000 due primarily to higher revenues and increased selling margins.

Hanora South and J & M incurred combined losses of $1,308,000 as a result of the loss of their major customer in fiscal 1990. Whitlock incurred a loss of $1,220,000 as a result of lower than anticipated productivity from a new production line set up during the 1990 fiscal year and a 46% decrease in revenues.

Health Care

In fiscal 1994, the Company recognized income of $713,000 from its investment in health care operations. In fiscal 1993, the Company recognized income of $755,000 from this investment.
From the date of acquisition through June 30, 1992, the Company recognized income of $345,000.

Merrimac

Merrimac's operations were merged into the Company in June 1993 and are reflected in the Company's real estate and other operations for fiscal 1994. Merrimac's operations for fiscal 1993 (real estate, giftware and other) had revenues of approximately $1,401,000, resulting in a loss of approximately $294,000. In fiscal 1992, revenues were approximately $1,500,000 resulting in a profit of approximately $284,000. The results of operations in fiscal 1993 reflect interest payments on a mortgage on the Brookhaven Shopping Center of approximately $151,000 and a reduction of royalty receipts. Fiscal 1993 and 1992 results were included in the Company's real estate and other operations.

Corporate/Other

Corporate/other expenses which reflect the results of Merrimac's operations decreased from $3,425,000 to $1,496,000. This was due to $1,322,000 of income resulting from the termination of a royalty agreement with the purchaser of the Merrimac Silversmith assets, and a $446,000 reduction in the Merrimac pension obligation pursuant to curtailment of the plan. Aside from the foregoing, other corporate expenses, which includes interest on the Company's term loan and revolving line of credit, have remained relatively constant for the last three years.

       ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of the First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a.). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries and the hotel division, which statements reflect total assets constituting 14% in 1994 and 11% in 1993, and total revenues constituting 13% in 1994, 12% in 1993 and 15% in 1992, of the related consolidated totals, (b) the Mondragon Companies, accounted for on the equity method, and (c) certain health care entities (Bristol Manor Health Care Center, Inc., The Whitehall Residence, Inc.,
Logan Manor Corp., Harbor View Health Care Center, Inc.), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



New York, New York
September 30, 1994

                             BDO Stern Cia. Ltda.
                                 Auditores


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Marchelot S.A. and Subsidiaries
New York, U.S.A.

We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda) and its subsidiaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and
Comercorp S.A. as of June 30, 1994 and 1993, and the related consolidated statements of operations and deficit for each of the three years in the period ended June 30, 1994, and the consolidated statements of cash flows for the years ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note A to the attached financial statements to June 30, 1994 and 1993 the Government of Ecuador requires that the Sucre financial statements be adjusted for inflation. The principal effects produced for local purposes of the referred monetary correction of 1994 and 1993 were to increase properties by S/.3.672 million, deferred charges by S/.1.320 million, inventories by S/.109 million and anticipated expenses by S/.14 million, reduce investments in shares by S/.1.248 million, and the net difference caused a decrease in equity of S/.4.473 million. Also, the companies eliminated the prior year's losses of S/.906 million with the superavit from revaluation and S/.244 million from the monetary reexpression. All these transactions were reversed in the financial statements for the purpose of presenting them at their cost of purchase, in conformity with accounting principles generally accepted in the United States of America. The financial statements in U.S.A. Dollars will not be modified as a result of this monetary reexpression in Sucres.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries as of June 30, 1994 and 1993, the consolidated results of their operations for each of the three years in the period ended June 30, 1994, and their cash flows for the years ended June 30, 1994 and 1993, in conformity with generally accepted accounting principles prevailing in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the financial statements, the Company incurred in recurring operating losses and has a net capital deficiency, which establishes a significant doubt on its capacity to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As indicated in Notes A and E, on May 23, 1991, Marchelot S.A. acquired
38% of the issued and outstanding shares of the unconsolidated subsidiaries Isca C.A. and Langomorro Cia. Ltda., and 12.5% additional of Larfico S.A. and Comercorp S.A., currently 62.5%-owned subsidiaries, for a total of US $1.3 million (S/.1,457 million). These investments originated an excess of cost over net assets of those Subsidiaries of US $1.0 million (S/.1,131 million), accounted for as intangible assets. Such excess was originated based principally on the accumulated deficit of these four companies, due to be recurring operating losses which were approximately US $2.5 million (S/.2,670 million) at the date of acquisition.

As of June 30, 1994, property, machinery and equipment include S/.1,046 million (US $518,981) for wall repairs and other work in the pools and reservoirs which were executed by individual contractors.

Our examinations included also the translation of the amounts from Ecuadorean Sucres to U.S. Dollars for consolidation purpose with Bluepoints of Bermuda's financial statements. In our opinion, this translation was made in conformity with generally accepted accounting principles, applied to the financial statements in foreign currency and incorporated into the dated financial statements.


August 2, 1994
Guayaquil, Ecuador

                            Dermody, Burke & Brown
                      Certified Public Accountants, P.C.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  FIRST REPUBLIC CORPORATION OF AMERICAN
  SHERATON INN - SYRACUSE


We have audited the balance sheets of FIRST REPUBLIC CORPORATION
OF AMERICA, SHERATON INN - SYRACUSE as of June 30, 1994 and
1993, and the related statements of income, division control and cash flows for the years ended June 30, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Sheraton Inn - Syracuse is owned and operated by First Republic
Corporation of America and its affiliated company, First Republic Building Corporation. The accounting records maintained in Syracuse relate only to the transactions incurred in the daily operation of the Hotel. Transactions involving debt financing, tax escrow payments, corporate income taxes and property accounts are not reflected on the Hotel's books but are the accounting responsibility of First Republic and its affiliate. These financial statements are issued for inclusion in the financial statements of First Republic Corporation of America and should not be considered separately in determining the financial position and results of operations of the Sheraton Inn - Syracuse.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of FIRST REPUBLIC CORPORATION OF AMERICA, SHERATON INN -
SYRACUSE at June 30, 1994 and 1993, and the results of its operations and its cash flows for the three year period ended June 30, 1994, in conformity with generally accepted accounting principles.


                              DERMODY, BURKE AND BROWN
                              Certified Public Accountants, P.C.
Syracuse, New York
August 24, 1994

                              LOEB & TROPER
                655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                          TEL: (212) 867-4000
                          FAX: (212) 867-9810

                        Independent Auditor's Report


Board of Directors
Logan Manor Corp.

     We have audited the accompanying balance sheet of Logan Manor
Corp. as of June 30, 1994 and 1993, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of June 30, 1994 and 1993, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

     Logan Manor Corp. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


August 8, 1994

                            LOEB & TROPER


                    Independent Auditor's Report


Board of Directors
Logan Manor Corp.


     We have audited the accompanying balance sheet of Logan Manor
Corp. as of December 31, 1993 and 1992, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Logan Manor Corp. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


February 28,1994

                            LOEB & TROPER


                    Independent Auditor's Report


Board of Directors
Bristol Manor Health Care Center, Inc.


     We have audited the accompanying balance sheet of Bristol Manor
Health Care Center, Inc. as of June 30, 1994 and 1993, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of June 30, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Bristol Manor Health Care Center, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of thesetransactions are not the same as those which would result from transactions among wholly unrelated parties.


August 8, 1994

                           LOEB & TROPER


                    Independent Auditor's Report


Board of Directors
Bristol Manor Health Care Center, Inc.


     We have audited the accompanying balance sheet of Bristol Manor
Health Care Center, Inc. as of December 31, 1993 and 1992, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Bristol Manor Health Care Center, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


February 28, 1994

                        LOEB & TROPER


                    Independent Auditor's Report


Board of Directors
The Whitehall Residence, Inc.


     We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of June 30, 1994 and 1993, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of June 30, 1994 and 1993, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

     The Whitehall Residence, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

     The accompanying financial statements have been prepared assuming that The Whitehall Residence, Inc. will continue as a going concern. As discussed in Note H to the financial statements, the Corporation has suffered recurring losses from operations and has a retained earnings deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note H.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 8, 1994

                             LOEB & TROPER


                      Independent Auditor's Report


Board of Directors
The Whitehall Residence, Inc.


     We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of December 31, 1993 and 1992, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The Whitehall Residence, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

     The accompanying financial statements have been prepared assuming that The Whitehall Residence, Inc. will continue as a going concern. As discussed in Note G to the financial statements, the Corporation has suffered recurring losses from operations and has a retained earnings deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


February 28, 1994

                                 LOEB & TROPER


                          Independent Auditor's Report


Board of Directors
Harbor View Health Care Center, Inc.


     We have audited the accompanying balance sheet of Harbor View
Health Care Center, Inc. as of June 30, 1994 and 1993, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of June 30, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Harbor View Health Care Center, Inc. is a member of a group of af-filiated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


August 8, 1994

                             LOEB & TROPER


                      Independent Auditor's Report


Board of Directors
Harbor View Health Care Center, Inc.


     We have audited the accompanying balance sheet of Harbor View
Health Care Center, Inc. as of December 31, 1993 and 1992, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Harbor View Health Care Center, Inc. is a member of a group of af-filiated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


February 28, 1994

      The First Republic Corporation of America and Subsidiaries

                      Consolidated Balance Sheets


                                                June 30
                                    1994                       1993

Assets
Current assets:
Cash and cash equivalents         $1,316,144                   $1,504,799

Accounts and rents receivable,
net of allowances of $153,180
and $158,213, respectively         5,493,910                     6,220,640

Mortgages receivable--current
portion (Note 3)                     737,971                     1,012,313

Other receivables                    426,530                       666,348
Inventories (Note 1)                 4,731,545                     3,781,243

Prepaid expenses and other assets    1,269,255                    2,486,473

Total current assets                 13,975,355                   15,671,816


Property, plant and equipment (Note 5):

Land                                  9,889,089                    9,598,158
Buildings and improvements           38,389,151                   37,346,639
Leaseholds and improvements           5,782,598                    6,404,218
Machinery, equipment, parts and
vehicles                             12,532,328                   12,193,128

Furniture and furnishings               933,871                    1,049,812
Construction-in-progress              1,904,149                      969,522
                                      69,431,186                  67,561,477

Less accumulated depreciation
and amortization                      29,276,551                  27,679,765
                                      40,154,635                  39,881,712


Mortgages receivable--net of
current portion (Note 3)              2,902,044                   3,244,478

Deferred charges                      6,107,863                   5,092,889

Other assets:
Cash and securities in trust for
tenants' security deposits            1,529,315                    1,484,881

Mortgage escrow funds and
security deposits                       218,376                       82,239

Investments in and advances
to affiliated entities (Notes 1
and 4)                                11,598,245                   10,252,102

Assets held for sale (Note 4)          1,983,300                    2,144,229
Due from related parties (Note 12)       745,000                      283,000
Other (Note 4)                           949,495                      968,232
                                      17,023,731                   15,214,683
Total assets                         $80,163,628                  $79,105,578


See notes to consolidated financial statements.

         The First Republic Corporation of America and Subsidiaries

                                                     June 30

                                        1994                 1993

Liabilities and stockholders'
equity

Current liabilities:
Notes payable banks (Note 5)            $2,568,016           $2,830,964
Notes payable, related party               640,000              640,000
Current portion of long-term
debt (Note 5)                            1,312,114            1,352,770
Accounts payable                         2,111,893            1,698,925
Accrued expenses and taxes payable       1,356,246            2,004,036
Due to related parties (Notes 5 and 12)  1,328,000              755,000
Subordinated debentures payable (Note 6)    -                   469,336
Other liabilities                           96,005              188,698
Total current liabilities                9,412,274            9,939,729
Long-term debt (Note 5)                 23,870,298           22,233,897
Deferred income tax (Note 8)               673,926            1,696,926


Other liabilities:
Tenants  security deposits payable       1,529,315            1,484,881
Accrued pension (and sundry in 1993)
(Note 9)                                 1,235,000            1,791,710
                                         2,764,315            3,276,591

Minority interests                         775,372              664,218

Deferred income (Note 3 )                  403,727              421,983
Total liabilities                       37,899,912           38,233,344


Stockholders' equity:

Common stock, $1 par value:Authorized,
2,400,000 shares
Issued, 1,175,261 shares                 1,175,261            1,175,261

Additional paid-in capital              15,000,753            15,000,753
Retained earnings                       30,429,660            28,868,990
                                        46,605,674            45,045,004

Less treasury stock, at cost-501,
154 and 497,498 shares (Note 7)          4,341,958             4,172,770

Total stockholders' equity              42,263,716            40,872,234
Leases, commitments and
contingencies(Notes 5, 9, 10 and 11)

Total liabilities and stockholders'
equity                                  $80,163,628           $79,105,578


See notes to consolidated financial statements.

        The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Income



                                              Year ended June 30
                                      1994            1993            1992

Revenues:
Sales' textiles and seafood           $23,717,207     $24,764,199    $26,009,745
Rents and other revenues'
real estate and hotel operations       20,544,116      20,516,437     20,769,349
Other (including interest income of
approximately $94,000, $95,000 and
$323,000, respectively) (Notes 9
and 13)                                 3,857,729       1,755,494      2,372,600

Equity in loss of affiliated entities
(Note 4)                               (1,416,679)       (228,481)     (577,397)
                                        46,702,373       46,807,649   48,574,297

Costs and expenses:

Cost of sales                           20,704,424       22,272,121   24,384,905

Operating costs-real estate and
hotel operations                        12,323,408       12,074,090   11,098,273
Depreciation and amortization            3,833,184        4,113,181    4,536,731

Interest                                 2,248,497        2,238,893    2,636,284
Selling, general and administrative      7,072,603        6,953,024    5,826,749
Writedown of property and equipment
(Note 4)                                   --               800,000      --

Minority interests                        (622,413)        (147,711)   (334,165)
                                         45,559,703       48,303,598  48,148,777

Income (loss) before income taxes,
extraordinary item and cumulative
effect of change in accounting for
income taxes                              1,142,670       (1,495,949)  425,520

Income tax (expense) benefit (Note 8)    (1,055,000)         127,000   (342,000)
Income (loss) before extraordinary item and cumulative
effect of accounting change                  87,670       (1,368,949)    83,520

Extraordinary income-share of gain on extinguishment of debt by affiliated entities, net of income taxes of $120,000
(Note 4)

                                             300,000           -            -

Cumulative effect as of July 1, 1993 of change  in method of
accounting for income taxes (Note 1)        1,173,000          -            -
Net income  (loss)                         $1,560,670     $(1,368,949) $83,520

Per share of common stock (Note 1):

Operations before extraordinary item and cumulative effect
of accounting change
                                                 $.13         $(2.00)    $0.12

Extraordinary income                              .44          --         --
Cumulative effect of accounting change           1.74          --         --
Net income (loss)                               $2.31        $(2.00)     $0.12



See notes to consolidated financial statements.

        The First Republic Corporation of America and Subsidiaries

             Consolidated Statements of Retained Earnings



                               Year ended June 30

                                 1994        1993              1992


Balance, beginning of year    $28,868,990  $30,237,939     $30,154,419

Net income (loss) for the year  1,560,670   (1,368,949)         83,520


Balance, end of year          $30,429,660  $28,868,990     $30,237,939


See notes to consolidated financial statements.

       The First Republic Corporation of America and Subsidiaries

                 Consolidated Statements of Cash Flows



                                             Year ended June 30
                                         1994       1993      1992

Operating activities
Net income (loss)                    $1,560,670   $(1,368,949)  $  83,520
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
Depreciation and amortization         3,833,184     4,113,181    4,536,731
Writedown of property and equipment           -       800,000            -
 Provision (credit) for deferred
 income taxes                           150,000             -     (100,000)
Cumulative effect of changes in
 method of accounting for income
 taxes                               (1,173,000)            -            -
Equity in net loss of
 affiliated entities                    996,679       228,481      577,397
Minority interests' share of
 loss in subsidiaries                  (622,413)     (147,711)    (334,165)
Changes in operating assets and
 liabilities from operations:
Net accounts, rents and other
 receivables                            966,548       (59,091)    (749,630)
Inventories                            (950,302)     (175,477)   1,696,683
Prepaid and other assets              1,217,218      (983,506)     249,327
Due from related parties                      -      (709,602)     (20,495)
Accounts payable                        412,968      (120,807)    (381,842)
Accrued and other current
 liabilities                           (740,483)     (815,256)     735,555
Due to related parties                  573,000      (202,689)     457,255
Other liabilities                      (512,276)     (516,365)     236,436
Cash provided by operating
 activities                           5,711,793        42,209    6,986,772
Investing activities
Purchases of property plant
 and equipment                       (4,106,107)   (4,289,928)  (2,059,938)
Distribution in excess of
 equity in earnings from
 (investment in) affiliated
 entities -net (Note 4)              (2,342,822)      644,000   (5,696,948)
Repayment of notes receivable                 -             -    3,000,000
Proceeds from sale of machinery
 and equipment                                -     1,150,000    2,500,000
Payments received on
 mortgages receivable                   616,776       584,182      428,582
Other investing activities           (1,034,135)     (406,305)    (251,379)
Net cash used by investing
 activities                          (6,866,288)   (2,318,051)  (2,079,683)

        The First Republic Corporation of America and Subsidiaries

                                             Year ended June 30
                                       1994         1993         1992


Financing activities
Proceeds from mortgage and
 notes payableto banks             $11,705,000   $19,600,000   $13,600,000
Payments on mortgages and
 notes payableto banks             (10,372,203)  (17,162,506)  (18,322,100)
Repayment of subordinated
 debenture                            (469,336)            -             -
Minority interests' additional
 paid-in capital                       271,567       342,513             -
Purchases of treasury stock           (169,188)     (490,828)      (56,380)
Payments on notes payable
 to others                                   -             -      (190,419)
Net cash provided by (used in)
 financing activities                  965,840     2,289,179    (4,968,899)

Net (decrease) increase in cash
 and cash equivalents                 (188,655)       13,337       (61,810)
Cash and cash equivalents at
 the beginning of year               1,504,799     1,491,462     1,553,272
Cash and cash equivalents at
 the end of year                    $1,316,144    $1,504,799    $1,491,462



See notes to consolidated financial statements.

            The First Republic Corporation of America and Subsidiaries

                      Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The First Republic Corporation of America and all majority owned or controlled subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records its investment in partnerships and corporations in which it owns interests ranging from 38% to 50% in accordance with the equity method. Any excess of the purchase price of such investment over the Company's proportionate share of net assets is being amortized over forty years.

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                June 30
                                          1994            1993
Work-in-process and raw materials      $1,978,575      $1,845,245
Finished goods                          2,752,970       1,935,998
                                       $4,731,545      $3,781,243

Property, Plant and Equipment

Property, plant and equipment is carried at cost, and assets that become permanently impaired are written down to their estimated realizable value. Depreciation is provided by annual charges to income at rates which are intended to amortize the cost of depreciable assets over their estimated useful lives as follows:

                                                   Estimated
                   Classification                  Useful Life
      Buildings                                   15 to 40 years
      Building improvements and equipment          2 to 40 years
      Leaseholds and improvements                  3 to 31.5 years
      Machinery, equipment, parts and vehicles     5 to 10 years
      Furniture and furnishings                    5 years

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

The straight-line method of depreciation is used for financial statement purposes; the declining-balance, the modified accelerated and accelerated cost recovery system methods as appropriate, are being used for Federal income tax purposes.

Tenants' improvements and leasing commissions are amortized principally over the terms of the respective leases.

Revenues

Sales of textiles and seafood are recognized when shipments are made to customers. Rental revenue is recognized on an accrual basis in accordance with the terms of the lease except that leases with scheduled rent increases are recognized on a straight-line basis over the life of the lease. Hotel revenues are recognized when the related services are rendered.

Per Share Data

Per share amounts are based on the weighted average number of shares of common stock outstanding in 1994, 1993 and 1992
(675,635, 683,625 and 687,855, respectively).

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

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The change had no effect on pretax income from operations for the year ended June 30, 1994. The cumulative effect of the change increased net income by $1,173,000 or $1.74 per share.

        The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Foreign Operations

The Company has a subsidiary which, together with certain entities in which the subsidiary owns a minority interest, operates in Ecuador which has a hyperinflationary currency. Exchange gain or loss resulting from translation of the foreign entities' financial statements were not material. Financial statements of foreign entities with a hyperinflationary currency are translated using the U.S. dollar as the functional currency. The excess of cost over net assets of foreign entities acquired is being amortized on a straight-line basis over forty years.

Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company paid income taxes of approximately $470,000, $1,350,000 and $520,000 and interest of approximately $2,200,000, $2,200,000 and $2,750,000 for the
years ended June 30, 1994, 1993 and 1992, respectively.

Financial Instruments and Concentrations of Credit

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, mortgages receivable and accounts and rents receivable.

The Company maintains operating cash accounts at financial institutions in many states along the Eastern seaboard and, for its foreign subsidiaries, in Equador. Such accounts are subject to risk to the extent that the balances exceed the institutions' insurable limits and to the extent that the institutions maintain their solvency.

Mortgages receivable are subject to credit risk in that such receivables are within the real estate industry and the mortgages are in either New York or Florida. The Company's management has attempted to mitigate the risk of such mortgages by evaluating the credit worthiness of the prospective borrowers prior to acceptance and requiring collateral to collateralize the value of the mortgage.

       The First epublic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Concentrations of credit risk with regard to accounts and rents receivable are limited due to the large number of entities comprising the Company's customer base and such base being dispersed over the industries in which the Company, either directly or indirectly through its subsidiaries, operates.

Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 1994.

2. Industry Segments

The following table sets forth information about the Company's industry segments for each of the three years ended June 30, 1994:


                                        Year ended June 30
                                1994          1993           1992

Revenues:
Real estate                 $15,145,026     $15,106,721     $15,413,765
Hotel                         5,399,090       5,409,716       5,355,584
Seafood                       6,124,693       7,074,736       6,225,927
Textile                      17,592,514      17,689,463      19,783,818
Other                         3,857,729       1,755,494       2,372,600
                            $48,119,052     $47,036,130     $49,151,694


Operating profit (loss)
 before income taxes:
Real estate                 $ 3,856,999     $ 3,941,723     $ 5,319,106
Hotel                           243,369         487,045         475,055
Seafood                      (2,169,671)       (847,396)     (1,123,937)
Textile                          85,467      (1,800,047)     (1,838,393)
Corporate expenses,
 interest and other          (1,495,907)     (3,424,985)     (2,740,476)
Minority interests              622,413         147,711         334,165
                             $1,142,670     $(1,495,949)      $ 425,520

       The First Republic Corporation of America and Subsidiaries

2. Industry Segments (continued)

                                         Year ended June 30
                                  1994         1993          1992
Identifiable assets:
 Real estate                  $34,914,215   $34,133,213    $33,525,319
 Hotel                          3,301,524     3,754,476      4,373,004
 Seafood                       15,848,156    12,469,796     12,480,103
 Textile                       18,766,487    20,017,057     20,629,388
 Corporate assets               7,333,246     8,731,036      8,697,362
                              $80,163,628   $79,105,578    $79,705,176

Depreciation and amortization:
 Real estate                   $1,557,794    $1,598,018     $1,454,134
 Hotel                            617,744       733,456        769,835
Seafood                           263,399       268,348        395,477
Textile                         1,184,057     1,273,683      1,506,245
Corporate and other               210,190       239,676        411,040
                               $3,833,184    $4,113,181     $4,536,731

Capital expenditures--net:
 Real estate                   $2,216,955    $2,092,488     $1,338,650
 Hotel                            262,763       118,901        193,593
 Seafood                        1,323,087       473,651        248,985
 Textile                          240,715       886,166        204,342
 Corporate and other               62,587       718,722         74,368
                               $4,106,107    $4,289,928     $2,059,938


The Company's operations in the industry segments detailed above reflect continuing operations only and consist of rentals and sales of the following products:

 Real Estate--ownership of loft, office and industrial buildings, shopping centers, residential property and vacant land.

 Hotel--operation of a motor hotel in Liverpool, New York.

 Seafood--harvesting and sale of hard-shell clams on property owned by the Company, sales of shrimp imported from Ecuador, grown in Company owned ponds and sales of shrimp imported from Costa Rica.

       The First Repubnlic Corporation of America and Subsidiaries

2. Industry Segments (continued)

   Textile--operations of two yarn spinning plants, a dye house and through June 1992 when operations were substantially terminated a wool combing plant.

   Corporate and Other--includes Merrimac's operations other than real estate, income from Health Care investments and other revenues.

For the years ended June 30, 1994, 1993 and 1992, respectively, Emporsa, Comercorp and Larfico (Ecuadorian subsidiaries' see Note 4) had combined sales of approximately $671,000, $1,198,000, and $1,374,000 and combined net losses of $1,687,000, $472,000 and $657,000. As of June 30, 1994 and
1993, respectively, these entities had total assets of approximately $6,125,000 and $4,961,000 and liabilities of $6,521,000 and $5,350,000.

3. Mortgages Receivable

A summary of mortgages receivable is as follows:


                      Interest                             June 30
  Description           Rate    Maturity Date           1994     1993

First lien on motel     8.0  December 1, 1996(1)   $688,903     $720,245
First lien on
 condominiums      7.4-10.5  (2)                  2,016,897    2,588,657
First lien on building 11.5  December 1, 1992(3)    934,215      947,889
                                                  3,640,015    4,256,791

Less payment due
 within one year
 included in current
 assets                                             737,971    1,012,313
                                                 $2,902,044   $3,244,478


(1)-A gain of $786,230, which was realized on the sale of a motel during the fiscal year ended June 30, 1977, has been treated in accordance with the installment method which requires the recognition of gain as cash is collected. The balance of the gain of $403,727 and $421,983 is classified in the accompanying financial statements as deferred income at June 30, 1994 and 1993, respectively.

(2)-Payment terms of mortgages require monthly payments for seven years with the remaining principal balance due at that time. The maturity dates range from December 1, 1994 to December 1, 1998.

3. Mortgages Receivable (continued)

(3)-The note was not paid at maturity and was extended on a month-to-month basis. In August 1994, the Company initiated foreclosure proceedings. The Company believes the value of the collateral exceeds the balance due on the mortgage and does not anticipate any loss on the mortgage. The note has been reclassified as a long-term receivable on the June 30, 1994 balance sheet.

Maturities are as follows:


                                           Amount
         Year ending June 30:
           1993 (past due)               $934,215
           1995                           737,971
           1996                         1,296,013
           1997                           619,226
           1998                               605
           1999                            51,985
                                       $3,640,015


4. Investments in and Advances to Affiliated Entities

The following table summarizes the Company's investments in and advances to affiliates, which are accounted for by the equity method:

                  Investments
                   and Advances            Equity in Income (Loss)
                     Ownership       June 30     Year ended June 30
                    Percentage    1994    1993    1994   1993       1992
                                          (In Thousands)

Sunscap
 Associates           50%       $  466   $  554   $  (88) $ (103)  $ (121)
Lambert Seafood
 Company              50%        1,899    2,495     (492)   (850)    (512)
Mondragon Companies   38%        3,377    1,759   (1,130)    (30)    (278)
Health Care Entities 49.9%       5,843    5,430      293(1)  755      345
Other              Various          13       14        -       -      (11)
                               $11,598  $10,252   $(1,417)  $(228)  $(577)

(1)--Excludes the Company's $420,000 proportionate share of extraordinary gain on extinguishment of debt in June 1994 and is net of amortization of the Company's cost of investment which exceeded its underlying share of Partnerships' deficiency at date of acquisition.

     The First Republic Corporation of America and Subsidiaries

4. Investments in and Advances to Affiliated Entities (continued)

Real Estate

Sunscape Associates ("Sunscape") owns a 167 unit garden apartment complex located in Orlando, Florida. The other 50% interest in Sunscape is owned by corporate entities which in turn are owned by officers and directors of the Company.

Seafood

Lambert Seafood Company ("Lambert"):

The Company owns a 50% interest in Lambert which is located in Florida, and is engaged in the business of collecting, processing, and selling scallops.

Condensed financial information of Lambert is as follows:

                                               June 30

                                          1994               1993
Assets
Cash                                    $144,000            $259,000
Other current assets                     384,000             564,000
Property and equipment, net of
 accumulated depreciation              2,678,000           3,539,000
Other assets                             838,000             817,000
Total assets                          $4,044,000          $5,179,000

Liabilities

Notes payable and other
 current liabilities                    $350,000            $165,000
Loans payable-venturers                3,525,000           3,834,000
Total liabilities                      3,875,000           3,999,000

Stockholders' equity                     169,000           1,180,000
Total liabilities and equity          $4,044,000          $5,179,000

        The First Republic Corporation of America and Subsidiaries

4. Investments in and Advances to Affiliated Entities (continued)


                                            Year ended June 30
                                    1994        1993          1992
Revenues                        $3,702,000   $6,858,000     $338,000
Costs and expenses              (4,232,000)  (5,984,000)  (1,441,000)
Loss on disposal of assets        (481,000)  (2,558,000)           -
Net (loss)                     $(1,011,000) $(1,684,000) $(1,103,000)

Bluepoints Company Inc. ("Bluepoints"):

Bluepoints, an 80.2% owned subsidiary of the Company, owns Marchelot S.A. which in turn owns a 38% interest in two Ecuadorian corporations, Isca C.A. and Langomorro CIA. Ltda. (collectively, the "Mondragon Companies"), engaged in shrimp farming operations in Ecuador, The remaining 19.8% of Bluepoints is owned by certain stockholders of the Company. For the year ended June 30, 1994, 1993 and 1992 Bluepoints purchased approximately $600,000, $2,105,000 and $2,019,000, respectively, of shrimp from the Mondragon Companies.

Health Care

The Company owns 49.9% partnership interests in three nursing homes located in Rochelle Park, Jersey City and Whiting, New
Jersey. The Rochelle Park Facility also includes a senior citizen residence and day care center.

      The First Republic Corporation of America and Subsidiaries

4. Investments in and Advances to Affiliated Entities (continued)

Condensed combined financial information of the 49.9% partnerships is as follows:

                                                   June 30
                                             1994             1993
Cash                                    $1,103,000         $1,260,000
Accounts receivable, net                 1,878,000          1,779,000
Other current assets                       392,000            570,000
Other assets                               905,000                  -
Property and equipment, net of
accumulated depreciation                25,723,000         26,283,000
Total assets                           $30,001,000        $29,892,000

Accounts payable                        $1,271,000         $1,789,000
Other current liabilities                1,226,000          1,646,000
Mortgages payable, current               1,230,000                  -
Mortgages payable, noncurrent           28,592,000         30,647,000
Total liabilities                       32,319,000         34,082,000
Partners' capital deficiency            (2,318,000)        (4,190,000)
Total liabilities and capital
 deficiency                            $30,001,000        $29,892,000

                                                           Eleven
                                                       months ended
                         Year ended June 30               June 30,
                          1994          1993                 1992
Revenues              $21,273,000   $20,561,000           $21,666,000
Expenses               20,287,000    18,851,000            20,976,000
Income before
 extraordinary income     986,000             -                     -
Extraordinary income      840,000             -                     -
Net income             $1,826,000    $1,710,000             $ 690,000

       The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                                   June 30
                                              1994               1993
Mortgages payable due 1994-2009 bearing
 interest at fixed rates of 8.5% to 11%
 and variable rates (8.25% at June 30,
 1994) based on prime (1) (3)(4)           $23,189,684         $21,197,916

Onondaga County Industrial Development
 Agency Bonds (1)(2)                         1,800,000           2,100,000
5.5%-9.85% notes to development
 authorities due 1994-2000(1)                  192,728             288,751
Related party                                   50,000              50,000
                                            25,232,412          23,636,667

Less payments due within one year:
  Third parties                              1,312,114           1,352,770
  Related party                                 50,000              50,000
                                           $23,870,298         $22,233,897

(1)--The net book value of real estate assets pledged as collateral is approximately $14,600,000 and $13,300,000 at June 30, 1994 and 1993, respectively.

(2)--The Company entered into an agreement with the Onondaga County Industrial Development Agency (the "Agency") to finance the construction of two office buildings in Liverpool, New York. Under the terms of the agreement, the Agency issued $4,000,000 of industrial development revenue bonds. The financing was structured in the form of a lease whereby the Company committed to pay $74,050 per quarter plus interest (payable monthly) through December 1999. Interest is at a variable rate with a maximum of 9.5% per annum. At the completion of the lease term, the property will be transferred to the Company for a nominal sum. This transaction has been recorded as a purchase of the property.

The Company has provided a letter of credit in the amount of $1,800,000 at June 30, 1994 as collateral for the foregoing financing.

      The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

(3)--In fiscal 1994, the Company obtained a $3,000,000 mortgage loan collateralized by the Greensboro South Shopping Center in Greensboro, North Carolina. The self-liquidating loan bears interest at a fixed rate of 8.5% per annum and provides for monthly payments of $29,543 including interest and principal commencing April 1, 1994 and expiring March 1, 2009.

(4)--On July 15, 1992, the Company replaced its existing indebtedness with its principal lender with a $10,000,000 term loan and a $3,000,000 revolving line of credit (the "Loan Agreement"), collateralized by a mortgage on the East Newark Industrial Center. At June 30, 1994, $2,100,000 is outstanding under the line of credit and is included in "Notes payable banks." The term loan, which has an outstanding balance of $8,777,790 at June 30, 1994 and $9,444,450 at June 30, 1993, requires monthly principal payments of $55,555 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,666,640 will become due. The revolving line, which is renewable annually, is due in January 1995. The interest rate on both facilities is one percent in excess of the lender's prime rate.

The Loan Agreement, as amended, requires the Company to maintain stockholders' equity of at least $40,000,000 ($42,000,000 effective July 1, 1994), working capital of at least $2,500,000 and a certain debt to equity ratio. In addition, it places restrictions on the Company's ability to incur additional indebtedness and on its capital expenditures.

Aggregate principal payments are as follows:

                                                      Amount

                Year ending June 30:
                      1995                          $1,362,114
                      1996                           1,307,716
                      1997                           7,322,285
                      1998                           8,851,594
                      1999                             554,112
                      Thereafter                     5,834,590
                                                   $25,232,411

         The First Republic Corporation of America and Subsidiaries

6. Subordinated Debentures

The subordinated debentures, which bore interest at an annual rate of 8.5%, were paid April 15, 1994. The balance at June
30, 1993 of $469,336 is net of unamortized discount of $9,864.

7. Treasury Stock

During the years ended June 30, 1994, 1993 and 1992, there were 3,656, 9,644 and 967 shares of stock purchased for treasury at a cost of $169,188, $490,828 and $56,380, respectively.

8. Income Taxes

At June 30, 1994, the Company has net operating loss carryforwards of approximately $71,300,000 for income tax purposes that expire in years 2000 through 2002. Those carryforwards, which resulted from the merger of Merrimac Corporation into the Company on June 30, 1993, are available to reduce future taxable income, if any, of the Company but not the taxable income of any other member of the Company's group. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1994 are as follows:


Deferred tax liabilities:
 Book basis of fixed assets over tax basis                   $   981,000
 Book basis of carrying value of investee over tax basis         531,000
 Gain not recognized on installment sale for taxpurposes         261,000
                                                               1,773,000
Deferred tax assets:
Net operating loss carryforwards                              24,242,000
Miscellaneous                                                     60,000
                                                              24,302,000
Valuation allowance                                           23,202,000
                                                               1,100,000
Net deferred tax liability                                    $  673,000

         The First Republic Corporation of America and Subsidiaries

8. Income Taxes (continued)

Significant components of the provision (credit) for income taxes for the years ended June 30, 1994, 1993 and 1992 are as follows:


                              Liability
                                Method         Deferred Method
                                 1994          1993      1992
Current:
  Federal                    $330,000     $(440,000)  $100,000
  State                       575,000       313,000    342,000
Total current                 905,000      (127,000)   442,000

Deferred:
  Federal                     133,000             -   (100,000)
  State                        17,000             -          -
Total deferred                150,000             -   (100,000)
                           $1,055,000     $(127,000)  $342,000

The components of the provision (credit) for deferred income taxes for the years ended June 30, 1994, 1993 and 1992 are as follows:

                              1994         1993        1992

Depreciation              $(21,000)    $(223,000)    $(27,000)
Accrual for future
 services                  136,000      (136,000)           -
Provision for loss
 on investments                  -             -     (148,000)
Partnership income               -       315,000            -
Other                       35,000        44,000       75,000
Provision for deferred
 income taxes             $150,000      $      -    $(100,000)

      The First Republic Corporation of America and Subsidiaries

8. Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (credit) expense for the years ended June 30, 1994, 1993 and 1992 follows:

                            Liability Method     Deferred Method
                                 1994         1993        1992
                       Amount  Percent   Amount   Percent   Amount   Percent

Tax at U.S.
 statutory rates    $ 389,000  34.0%   $(509,000)  (34.0)%  $145,000   34.0%

Increases
 (reductions)
 resulting from:
 Alternative
  minimum tax         130,000  11.4            -       -           -       -
 State taxes, net
  of federal income
  taxes               391,000  34.2      207,000    13.8     226,000    53.1
 Adjustment of prior
  years under
  (overaccrual) of
  income tax          200,000  17.5     (300,000)  (20.1)   (200,000)  (47.0)
 Minority interest   (211,000)(18.5)     (50,000)   (3.3)   (114,000)  (26.8)
 Loss from foreign
  operations not
  subject to U.S.
  federal income
  taxes               628,000  54.9     174,000     11.6     266,000    62.5
 Equity in net loss
  of investees for
  which no tax
  benefit is
  recognized          167,000  14.6     289,000     19.3           -       -
 Net operating
  loss carryforwards (712,000)(62.2)          -        -           -       -
 Other items           73,000   6.4      62,000      4.2      19,000     4.6
                   $1,055,000  92.3%  $(127,000)    (8.5)%  $342,000    80.4%

9. Benefit Plans

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $205,000 for each of the years ended June 30, 1994, 1993 and 1992.

The Company's subsidiary Merrimac Corporation ("Merrimac"), had noncontributory pension plans covering certain employees. All covered employees participated in the basic pension plan with benefits based upon years of service. In addition, Merrimac maintained a supplementary plan for salaried employees covered by the basic pension plan. This supplementary plan provided benefits based upon salary and years of credited service, with deductions for employees' primary social security benefits and benefits

     The First Republic Corporation of America and Subsidiaries

9. Benefit Plans (continued)

received under the basic plan. The funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits.

The following table sets forth the funded status of the Merrimac pension plans at June 30, 1994 and 1993:

                                                June 30
                                       1994                   1993
                                   Accumulated           Accumulated
                                     Benefits             Benefits
                                  Exceed Assets        Exceed Assets

Actuarial present value of
 benefit obligations Vested        $5,351,000             $5,547,000
Projected benefit obligation        5,351,000              5,547,000

Plan assets (primarily
 short-term money funds) at
 fair market value                  4,491,000              4,859,000

Plan assets less than projected
 benefit obligation                   860,000                688,000

Unrecognized net gain                 375,000                627,000
Net pension liability recognized
 in the Consolidated Balance Sheet $1,235,000             $1,315,000


Since a significant part of Merrimac's operations has been discontinued, substantially all employees included in the Plan have been terminated and no additional service benefits will accrue to such employees. Pursuant to such benefit curtailment, projected benefit obligation was reduced by $446,000 and included in other revenue for the year ended June 30, 1994.

Net periodic pension cost included the following components:

                                            June 30
                                  1994         1993           1992

Interest cost on projected
 benefit obligation            $372,000       $398,000      $411,000

Actual return on assets         (24,000)      (369,000)     (693,000)
Net amortization and
 deferral                      (342,000)       (62,000)      312,000
Total pension expense
 (benefit)                      $ 6,000       $(33,000)      $30,000

     The First Republic Corporation of America and Subsidiaries

9. Benefit Plans (continued)

The more significant actuarial assumptions used at both June
30, 1994 and 1993 and for the years then ended were:


    Measurement of projected benefit obligation:
       Discount rate                                7%
       Long-term rate of compensation increase      N/A
       Long-term rate of return on plan assets      7%

10. Leases

Leases in the financial statements of lessee:

The Company is the lessee under an operating lease involving land which expires in 2065. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rentals under a month-to-month lease.

Future minimum rental payments on noncancellable operating leases consisted of the following at June 30, 1994:

                                            Amount
         Year ending June 30:
          1995                              $   8,952
          1996                                  8,952
          1997                                  8,952
          1998                                  8,952
          1999                                  8,952
          Thereafter                          581,826
                                             $626,586

Total rent expense for all operating leases amounted to approximately $120,000, $122,000 and $118,000, for the years ended June 30, 1994, 1993 and 1992, respectively.

      The First Republic Corporation of America and Subsidiaries

10. Leases (continued)

Leases in the financial statements of the lessor:

The Company owns various office buildings, industrial buildings and shopping centers from which it earns rental income under leases with various tenants. Real estate assets held for rental amount to $34,690,247 with accumulated depreciation of $12,710,993 are included in property, plant and equipment in the accompanying consolidated balance sheet at June 30, 1994. Generally leases provide for tenants to pay additional amounts based on real estate taxes and operating expenses incurred to maintain and operate these properties in excess of base year amounts. Lease terms for these properties range from 1 to 20 years.

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $2,700,000, $3,000,000 and $2,500,000 in 1994,
1993 and 1992, respectively) to be received under the above-mentioned leases all of which are classified and accounted for as operating leases, are as follows:

                                          Amount
          Year ending June 30:
                1995                      $12,100,000
                1996                       10,200,000
                1997                        7,500,000
                1998                        5,600,000
                1999                        4,400,000
                Thereafter                 19,100,000
                                          $58,900,000


11. Commitments and Contingencies

a. In 1985, Whitlock entered into a Consent Order with the South Carolina Department of Health and Environmental Control in which it agreed to clean up the property on which its plant is located and implement a groundwater monitoring program. In December 1990, soil borings and groundwater samples collected from the site revealed the presence of certain substances reflecting the need to continue remediation. During the fiscal years ended June 30, 1994, 1993 and 1992, Whitlock incurred approximately $519,000, $35,000 and $34,000 of costs, respectively, to

         The First Republic Corporation of America and Subsidiaries

11. Commitments and Contingencies (continued)

    comply with the consent order; $400,000 of costs incurred during June 30, 1994 in connection with the remediation program had been charged to 1993 operations and was included as a liability on the Company's balance sheet at June 30, 1993. Substantially all clean-up costs have been incurred.

b. The Company, together with the other partners of the Health Care Partnerships, have issued joint and several guarantees on approximately $4,700,000 of Health Care
    Partnerships' loans which are payable in monthly installments through June 1999.

c. The Company is involved in other litigation which arose in the ordinary course of business. Based on management's assessment of all existing litigation, management believes that the ultimate impact on the Company, if any, will not be material.

12. Related Party Transactions

Certain stockholders, directors, officers or their relatives
("related parties") own interests in certain investments of the Company as follows:


                                              Percent Ownership by
           Investment                    The Company     Related Party

Bluepoints Company Inc.                      80.2%          19.8% (2)
Sunscape Associates                          50.0%          50.0%
The Mondragon Companies                      38.0%          50.0%
Larfico                                      62.5%          25.0%
Comercorp                                    62.5%          25.0%

     The First Republic Corporation of America and Subsidiaries

12. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:


                                       Amount             Related Party
     Transactions              1994       1993      1992     Ownership
Insurance purchased in
 participation with the
 Rosen Group Properties:
  Premiums incurred         $ 310,000   $ 385,000  $ 349,000      -
  Administrative fee
   received                    75,000      75,000     50,000      -
  Payable to Rosen Group
   Properties for premiums
   above                      310,000     276,000    292,000      -
Home office rent               95,000      96,000     95,000    100%
Loans payable-- Northern
 Star Textile Corp.                 -           -    500,000    100%(1)
Interest on $640,000 Note
to A.A. Rosen                  56,000      56,000     55,000      -

(1)--On August 29, 1991 the Company obtained a loan of $2,500,000 from Northern Star Textile Corporation, 57% of which is owned by the Rosen family and 43% by the Nimkoff family. The loan bore interest at 1/2% above prime and was payable on demand. The proceeds of the loan were used to pay off a short-term loan to European American Bank which bore interest at the same rate. The Company has repaid the loan.

(2)--At June 30, 1994, the minority share of stockholders' deficiency of Bluepoints Company Inc. amounted to $745,000. Such deficiency results from losses funded by the Company on behalf of the minority shareholders and represents a receivable from the minority shareholders which has been jointly guaranteed by a major stockholder and an officer of the Company.

See Note 4 for other related party information.

13. Other Matters

a.  Other revenue for the year ended June 30, 1994 includes
    $1,321,775 received in full satisfaction of all remaining royalty obligations pursuant to royalty agreement which was terminated.

13. Other Matters (continued)

b.   In June 1992, Whitlock Combing Company, Inc.
     ("Whitlock"), a wholly-owned subsidiary of the Company, sold substantially all of its assets for $3,650,000. A gain of approximately $407,000 on the sale was classified as deferred income, and upon satisfying certain conditions of the sale contract in fiscal 1993, the gain was recognized in income. In the fourth quarter of fiscal 1993 the remaining assets of Whitlock which are being held for sale, were written down by $800,000 to their estimated realizable value of approximately $1,500,000. For the years ended June 30, 1994, 1993 and 1992, respectively, Whitlock had sales of approximately $-0-, $354,000 and $5,271,000 and losses of $563,000, $1,686,000 and $1,220,000.

c. The Company is committed to expend approximately $1.1 million for the construction of space for a new tenant at one of the properties.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE




None

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:


                                 All Positions and
      Name           Age       Offices with Registrant   Served Since

Irving S. Bobrow      80        Director                  April 1983

Harry Bergman         52        Director                  October 1991
                                Treasurer                 June 1988
                                Secretary                 June 1988

Norman A. Halper      75        Director                  October 1969
                                President                 April 1983

A.A. Rosen            82        Chairman of the Board     July 1981

Jonathan P. Rosen     50        Director                  February 1972
                                Vice President            September 1978

William M. Silverman  52        Director                  December 1981

Louis H. Nimkoff      32        Vice President            June 1988

Robert Nimkoff        33        Director                  April 1991
                                Vice President            June 1988

Jane G. Weiman        50        Director                  December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 1994, upon the election and qualification of their successors.

c. Not applicable.

d. Family Relationships

Jonathan P. Rosen is the son of A.A. Rosen.
Louis H. Nimkoff and Robert Nimkoff are brothers and are the nephews of A.A. Rosen.
Jane G. Weiman is the sister-in-law of William M. Silverman and the niece of A.A. Rosen.

e. Business Experience

   Irving S. Bobrow is a member of the New York Bar. For more than the past five years, Mr. Bobrow has been a member of the law firm of Bobrow & Rosen in New York City and has engaged in real estate investments for his own account.

   William M. Silverman is a member of the New York Bar. For more than the past five years, Mr. Silverman has been a member of the law firm of Otterbourg, Steindler, Houston and Rosen P.C. in New York City.

   Jane G. Weiman has been a private investor for more than the past five years. For the past several years Mrs. Weiman has also been an officer of the Board of the Washington D.C. Urban League and an advisor to Washington D.C. Counsel-Member-at-Large, John Ray. Mrs. Weiman became a Director of the Company in December 1991.

   All other directors and executive officers have served as such for more than the past five years.

f. Not applicable.

g. Not applicable.

The Company believes, based on written representations received by it, that for the year ended June 30, 1994, all filing requirements under Section 16(a) of the Securities
Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The chairman of the Company's Board of Directors has annually reviewed and set the compensation of the Chief Executive Officer of the Company who, in turn, has reviewed and set the compensation of the other officers of the Company. All such compensation is reviewed on or about April 1 of each year taking into consideration (i) the Company's financial performance during the preceding year, (ii) the performance of the employee during that year, and
(iii) the need to retain competent executive officers dedicated to the enhancement of the Company's performance in future years by paying salaries comparable to those being paid to such executive officers by other companies involved in similar lines of business.

The following table sets forth all compensation paid or accrued by the Company during the last three fiscal years for services in all capacities to the Chief Executive Officer and each executive officer of the Company whose cash compensation exceeds $100,000.


              (a)             (b)               (c)         (i)
          Name and                            Annual       Other
   Principal Position        Year         Compensation  Compensation (1)

A.A. Rosen                6-30-94         $223,300        $15,810
Chairman                  6-30-93          212,504         12,325
                          6-30-92          214,038         16,360

Norman A. Halper          6-30-94          223,300         15,810
President and Chief       6-30-93          212,504         12,325
 Executive Officer        6-30-92          214,038         16,360

Harry Bergman             6-30-94          137,717         10,359
Secretary--Treasurer      6-30-93          128,693         10,873
                          6-30-92          119,443          9,838

(1) The Company and certain of its subsidiaries maintain two profit-sharing plans which cover a significant number of their employees. Vesting begins at 20% after two years of service with 100% vesting being reached after six years service. Company contributions to one such plan is at the discretion of the Board of Directors. The Company is required to make minimum contributions to the second plan and, at the discretion of the Board of Directors, may make additional contributions. The executive officers listed above are covered under the second plan and the amount contributed by the Company to such plan on behalf of each executive officer is set forth under the heading "Other Compensation" in the Executive Compensation Summary.


Compensation of Directors

Each director who is not an officer of the Company is paid $3,000 per quarter.

The following tabular information compares the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 1994. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.


                                  1990     1991      1992   1993    1994
The First Republic
 Corporation of America            100       92        88     74      60
Dow Jones Equity Market Index      100      108       123    141     143
Dow Jones Independent -
 Conglomerates                     100      110       121    155     156

The paper copy of the performance graph is being submitted to the Securities Exchange Commission pursuant Item 304(d)(2) of Regulation S-T.


(Insert Chart)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

a. Security Ownership of Certain Beneficial Owners

   The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 16, 1994:

             Name and Address     Amount and Nature
Title of     of Beneficial        of Beneficial          Percent
 Class       Owner                Ownership (1)          of Class

Common      Mary Nimkoff          108,582 (2)            16.11%
            99 Grove Point
            Westport, Connecticut

Common      Jonathan P. Rosen     227,726 (3)            33.78
            40 East 69th St.
            New York, New York

Common     Lynn M. Silverman      113,350                16.81
           911 Park Avenue
           New York, New York

Common     Jane G. Weiman         113,290                16.81
           5610 Wisconsin Avenue
           Chevy Chase, Maryland

(1)--Except as noted below in Notes (2) and (3), all shares are owned directly by the parties listed in the table.

(2)--Includes 8,060 shares representing her proportionate interest in 19,188 shares owned by Tranel, Inc. Tranel, Inc. is a corporation of which 42%, 15.2%, 34.8%, 4% and 4% of the shares of which are owned by Mary Nimkoff, Jonathan P. Rosen, Miriam N. Rosen, Louis H. Nimkoff and
Robert Nimkoff, respectively.

(3)--Includes 2,917 shares representing his proportionate interest in 19,188 shares owned by Tranel, Inc.

b. Security Ownership of Management

The following table sets forth as of September 16, 1994 certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                       Common Stock
                              Common Stock             of Bluepoints
                            Amount     Percent    Amount       Percent
Name of Officer        Beneficially       of    Beneficially     of
  or Director          Owned (1)       Class      Owned       Class
Irving S. Bobrow         200           .03%
Robert Nimkoff           767 (2)       .11
Norman A. Halper         400           .06
Jonathan P. Rosen    227,726         33.78        500 (4)        4.95%
A.A. Rosen                   (3)                      (3)
William M. Silverman     200 (5)       .03            (5)
Jane G. Weiman       113,290         16.81        500            4.95%
All officers and
directors as a
group (8 persons)    344,850         51.16%     1,000            9.90%

(1)--Messrs. Bobrow, Halper, Silverman and Mrs. Weiman own their shares directly. Jonathan P. Rosen owns 224,809 shares directly. See Notes (2) and (3) of the preceding table.

(2)--Robert Nimkoff owns 767 shares representing his proportionate interest in 19,188 shares owned by Tranel, Inc.

(3)--Does not include (a) 6,677 shares representing his wife's (Miriam N. Rosen) proportionate interest in 19,188 shares owned by Tranel, Inc., and (b) 25,082 shares of common stock and 500 shares of Bluepoints owned by his wife directly. A.A. Rosen disclaims beneficial ownership of such shares.

(4)--Owned directly.

(5)--Does not include 113,350 shares of common stock and 500 shares of Bluepoints owned by his wife (Lynn M. Silverman) directly. Mr. Silverman disclaims beneficial ownership of such shares.

c. Changes in Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a. Transactions with Management and Others

Lynn M. Silverman a principal stockholder of the Company, Jane G. Weiman, a director and principal stockholder of the Company, Jonathan P. Rosen, a director, vice president and principal stockholder of the Company, and Miriam
N. Rosen, wife of A.A. Rosen and mother of Jonathan P. Rosen, own in the aggregate 19.8% of the outstanding shares of Bluepoints. The remainder of the shares of Bluepoints is owned by the Company. Lynn M. Silverman is the wife of William M. Silverman, a director of the Company. A.A. Rosen and Jonathan P. Rosen have jointly provided a guarantee to the Company to reimburse it for the minority shareholders proportionate share of losses which have been previously funded by the Company on behalf of the minority shareholders.

Bluepoints holds a second mortgage loan on the industrial center owned by the Company in East Newark, New Jersey. From July 1993 through September 1994, the Company made payments of $149,850 with respect to such loan, $52,430 of which was applied to the payment of interest and $97,420 to amortization of principal. As of September 1, 1994, the outstanding principal balance of the loan was $401,772. The loan bears interest at the rate of 8% per annum, provides for monthly payments of $9,990 and is self-liquidating over a period which expires in July 1998.

The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $7,709 per month, which the Company believes is comparable to other rentals in the areas.

A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian Corporations engaged in shrimp farming operations. In the current fiscal year substantially all of Mondragon shrimp production, approximately $600,000 was sold to Bluepoints. A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12-1/2% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian Corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. From July 1, 1993 through August 21, 1994 A.A. Rosen received $56,000 in interest on the $640,000 note.

b. Certain Business Relationships

The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by A.A. Rosen and Jonathan P. Rosen
(the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 1994, 1993 and 1992, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $310,000, $385,000 and $349,000, respectively. The Company received fees of $75,000 in fiscal
1994 and 1993 and $50,000 in fiscal 1992, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 1994 approximately $310,000 was payable to Rosen Group Properties.

Tranel Inc. and Statecourt Enterprises, Inc. each owns a 25% interest in 167-unit garden complex located in Orlando, Florida in which the Company owns the remaining 50%. Tranel Inc. is owned by Mary Nimkoff, Jonathan P. Rosen, Miriam N. Rosen, Robert Nimkoff and Louis H. Nimkoff (see Item 12) and Statecourt Enterprises, Inc. is owned 48% by A.A. Rosen, 20% by Jonathan
P. Rosen and 32% by the Miriam N. Rosen Trust.

c. Indebtedness of Management

A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 1994, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1988. Such loans bear interest at 1% over the prime rate in effect at European American Bank and are due August 1995. Since July 1, 1993, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

Since July 1, 1993, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $1,010,000 of loans which is the balance at June 30, 1994. Such loans bear no interest and have no fixed maturity. Since July 1, 1993, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $208,000. The balance at June 30, 1994 was $157,000. Said indebtedness has no fixed maturity and is noninterest bearing.

As of June 30, 1994, Emporsa and Larfico were indebted to A.A. Rosen for $87,000 of loans. Such loans bear interest at prime plus 1% and have no fixed maturity. Since July 1, 1993, the largest amount of outstanding indebtedness from Emporsa and Larfico to A.A. Rosen was $87,000.

As of August 31, 1994, Bluepoints was indebted to the Company for $11,838,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 31, 1994. Such loans bear interest at the rate of 1% over the prime rate in effect at European American Bank and are due on demand or at various dates through September 1995. Since July 1, 1993, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $11,838,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

d. Not applicable.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K

a. 1. Financial Statements

The following financial statements of The First Republic Corporation of America and Subsidiaries are included in Part II, Item 8:

    Reports of Independent Auditors
    Consolidated Balance Sheets__June 30, 1994 and 1993
    Consolidated Statements of Income__Years Ended
     June 30, 1994, 1993 and 1992
    Consolidated Statements of Retained Earnings__Years Ended
     June 30, 1994, 1993 and 1992
    Consolidated Statements of Cash Flows__Years Ended
     June 30, 1994, 1993 and 1992
    Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

    Schedule II__Amounts Receivable from Related Parties and Underwriters, Promotors, and Employees Other Than Related Parties
    Schedule VIII__Valuation and Qualifying Accounts
    Schedule IX__Short-Term Borrowings
    Schedule X__Supplementary Income Statement Information
    Schedule XI__Real Estate and Accumulated Depreciation
    Schedule XII__Mortgage Loans on Real Estate

    All other schedules have been omitted because they arenot applicable or the required information is shown in the financial statements or the notes thereto.

b. Reports on Form 8-K

   None

c. Exhibits

    3  Articles of Incorporation and bylaws

      (i) Articles of Incorporation are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1981.

      (ii) Bylaws are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1992.

    21  Subsidiaries of the Company

    27  Financial Data Schedule

         The First Republic Corporation of America and Subsidiaries

    Schedule II__Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties

- - ------------------------------------------------------------------------------
 Col. A     Col. B      Col. C           Col. D                Col. E
- - ------------------------------------------------------------------------------
                                       Deductions       Balance at End Period
                                   ------------------   ----------------------
                                      (1)      (2)       (1)         (2)
Name of   Balance at   Additions     Amounts  Amounts   Current   Not Current
Debtor    Beginning                Collected  Written
          of Period                             Off
- - ------------------------------------------------------------------------------
                                   June 30, 1994

Due from  $283,000     $462,000                                     $745,000
certain   ----------------------                                    ---------
sharehol-
ders (a)

                                 June 30, 1993

Due from   None        $283,000                                     $283,000
certain    ---------------------                                    ---------
sharehol-
ders (a)



(a)__Represents receivables from minority shareholders of Bluepoints Company Inc., which has been jointly guaranteed by a major stockholder and an officer of the Company.

       The First Republic Corporation of America and Subsidiaries

             Schedule VIII__Valuation and Qualifying Accounts

Col. A          Col B              Col. C             Col. D         Col. E
- - ----------------------------------------------------------------------------
                                 Additions
                          -----------------------
Description  Balance at   Charges to   Charges to   Deductions      Balance at
             Beginning    Cost and     Other Accts   Describe       End of
             of Period    Expenses     Describe                     Period
- - ------------------------------------------------------------------------------
Year ended June 30, 1994:

Allowance    $158,213     $150,000                   $155,033(a)    $153,180
for doubt-   ======================                 =========================
ful accnts

Year ended June 30, 1993:

Allowance    $ 84,297     $ 73,916                   $     -        $158,213
for doubt-   ======================                 =========================
ful accnts

Year ended June 30, 1992:

Allowance    $102,797                                $ 18,500(a)    $ 84,297
for doubt-  ==========                              =========================
ful accnts


(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

          The First Republic Corporation of America and Subsidiaries

                     Schedule IX__Short-Term Borrowings

- - ------------------------------------------------------------------------------
    Col. A            Col. B       Col. C      Col. D     Col. E     Col. F
- - ------------------------------------------------------------------------------
Category of Aggrete   Balance at   Weighted   Maximum    Average    Weighted
Short-Term Borrowings   End of      Average   Amount      Amount     Average
                       Period     Interest  Outstanding  Outstanding  Interest
                                     Rate   During the   During the  During the
                                              Period      Period(d)   Period(e)
- - -------------------------------------------------------------------------------
Year ended June 30, 1994:
 Domestic (a)        $2,100,000      8.25   $2,600,000   $1,565,000     7.25
 Foreign (b)            468,016     21.7       630,964      519,000    21.7

Year ended June 30, 1993:
 Domestic (c) (f)    $2,200,000      7.0    $5,250,000   $1,300,000     7.0
 Foreign (b)            630,964      15.0      630,964      582,592    14.63

Year ended June 30, 1992:
 Domestic (c) (f)    $ 670,765        6.5   $12,200,000  $8,865,000     7.4
 Foreign (b)           550,315       22.0       939,619     642,000    21,27



(a)__The general terms of the notes are unsecured and payable on demand and are issued under lines of credit.
(b)__The general terms of the notes vary from unsecured payment on demand to payable within a year.
(c)__The general terms of the notes are payable on demand and are issued under lines of credit, secured by the real estate of the East Newark Industrial Center.
(d)__The average amount outstanding during the period was computed by dividing the total of month-end principal balances or the total of month-end daily average balances by the number of months in the period.
(e)__The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.
(f)__The balance above reflects the impact of the Company's refinancing on its line of credit (see Note 5 to the Consolidated Financial Statements).

       The First Republic Corporation of America and Subsidiaries

         Schedule X__Supplementary Income Statement Information

- - ----------------------------------------------------------------------------
              Col. A                              Col. B
- - ----------------------------------------------------------------------------
               Item                     Charged to Costs and Expenses
- - ----------------------------------------------------------------------------
Year ended June 30, 1994:
 1. Maintenance and repairs                      $2,627,896
 2. Depreciation and amortization
     of intangible assets                            *
 3. Taxes, other than payroll and income taxes:
    Real estate taxes                             3,028,221
     Sundry other taxes                              *
 4. Royalties                                       None
 5. Advertising costs                                *

Year ended June 30, 1993:
 1. Maintenance and repairs                      $2,597,848
 2. Depreciation and amortization
     of intangible assets                            *
 3. Taxes, other than payroll and income taxes:
     Real estate taxes                            2,913,650
     Sundry other taxes                              *
 4. Royalties                                      None
 5. Advertising costs                                *

Year ended June 30, 1992:
 1. Maintenance and repairs                      $3,035,418
 2. Depreciation and amortizationof
     intangible assets                               *
 3. Taxes, other than payroll and income taxes:
     Real estate taxes                            2,691,468
     Sundry other taxes                              *
 4. Royalties                                       None
 5. Advertising costs                                *


* Amounts for depreciation and amortization of intangible assets, advertising and sundry other taxes are not presented as such amounts are less than 1% of total sales and revenues.

       The First Republic Corporation of America and Subsidiaries

          Schedule XI__Real Estate and Accumulated Depreciation

                       Year ended June 30, 1994

Column A           Column B               Column C             Column D
- - ------------------------------------------------------------------------------
                                       Initial Cost to      Cost Capitalized
                                          Company            Subsequent to
                                  ---------------------       Acquisition
                                                           ------------------
Description      Encumberances    Land    Buildings and    Additions  Carrying
                                          Related Assets               Costs
- - ------------------------------------------------------------------------------
250 W. 39th St.
Building, New
York, NY-
Eighteen Story                 $   437,559   $1,155,129    $(603,978)
office building

Waltham Engineeing
Center, Waltham, MA-
Seventeen multi-
story Industrial                   188,573    2,163,945       290,169
buildings

Sheraton Inn Motor
Hotel- Syracuse,
Liverpool NY                                  1,651,923     3,970,445
Hotel operations

Video Film Center,
New York, NY-
Ten Story office    $ 6,000,000    625,000    3,439,061       721,293
building

East Newwark,
NJ- Thirty multi-
stroy indrustrial   10,877,790(b)  605,089    4,068,693    (2,549,279)
buildings

Greensboro Plaza,
Greensboro, NC-                    379,947    1,696,953
Shopping center

Greensboro South,
Greensboro, NC-      2,975,004     419,739    1,350,376      1,382,866
Shopping center

Nyanza Building
Woonsocket, Rhode
Island-, Four story                 60,000    1,288,139     (1083,733)
industrial building

Richmond Shopping
Center, Richmond,
VA- Shopping                       293,814      758,886        53,830
center

First Republic Office
Park, Liverpool, NY
Two, two-story       1,800,000(c)  351,600    4,124,526       (12,758)
office buildings

Virginia Beach
Shoping Center,
Virginia Beach,      2,688,630     250,241      772,113       247,836
VA-, Shopping center

The First Republic
Building Corp.,
Liverpool, NY-                     413,779    5,681,562
Motor hotel(c)

Jefferson National
Bank Building-Mami,
FL-, Six story                   2,044,409    5,643,015
office building

Brookhaven Shopping
Center, Brookhaven,  1,927,185     521,798    3,632,019      (599,153)
PA, Shopping Center

260 Merrimac Street
Newburyport, MA
Three story                        195,213      377,317
office building

Melbourne, FL
Vacant land                      1,439,714                      3,150
                   ___________________________________________________
Totals              $26,268,609  $8,226,475    $37,803,657  $1,820,688
                   ===================================================

         The First Republic Corporation of America and Subsidiaries

                        Year ended June 30, 1994


        Column E                Column F   Column G   Column H     Column I
- - ------------------------------------------------------------------------------
  Gross Amount at which                                          Life on which
Carried at Close of Period(a)                                    Department in
- - -----------------------------                                    Latest Income
         Buildings                          Date of              Statements is
        and Related            Accumulated  Construc-   Date       Computed
Land       Assets     Total   Depreciation    tion    Acquire
- - ------------------------------------------------------------------------------




 $437,559   $551,151   $988,710    $103,245          5/19/67     5--15 years



  188,573   2,454,114  2,642,687    654,347          7/1/62      10--20 years



           5,622,368  5,622,368   3,909,369          3/17/69     5--15 years



  625,000   4,160,354  4,785,354   3,025,834         10/4/68     33--1/3 years



  605,089   1,519,414  2,124,503     675,661          3/11/63    21--1/3 years



  379,947   1,696,953  2,076,900   1,550,009          12/1/74    21--1/3 years



  706,906   2,446,075  3,152,981   1,432,225           12/1/74   21--1/3 years



   60,000     204,406    264,406      56,643           11/1/68   10--20 years



  360,507     746,023  1,106,530     561,285           3/15/76     25 years



  351,600   4,111,768  4,463,368     917,288           10/1/85   5--40 years



  397,338     872,852  1,270,190     544,025           3/30/76   25-31.5 years



  413,779   5,681,562  6,095,341   5,349,227           9/21/62   10-25 years



 2,044,409  5,643,015  7,687,424   1,104,713           4/27/88   31--1/2 years



  149,456   3,405,208  3,554,664   1,881,744           12/16/76   5--33 years



  195,213     377,317    572,530     203,974           11/25/87   10--25 years



 1,442,864              1,442,864
- - -------------------------------------------------
$8,358,240  $39,492,580  $47,850,820  $21,969,589
=================================================



(a)__Cost for Federal income tax purposes approximates amounts reflected in Column E.
(b)__A mortgage is held by the bank who provides a line of credit to the Company. (See Note 5 to the Consolidated Financial Statements.)
(c)__Assets of the First Republic Building Corp. are also pledged as collateral for the Onondaga County Industrial Development Agency Bonds. (See Note 5 to the Consolidated Financial Statements.)

         The First Republic Corporation of America and Subsidiaries

                                         Year ended June 30

                                     1994                      1993
                        ------------------------------------------------------
                            Real Estate  Accumulated  Real Estate  Accumulated
                               Owned     Depreciation    Owned    Depreciation
                        ------------------------------------------------------
The following is a reconciliation
of the real estate owned and
accumulated depreciation,
beginning and end of the year:

Balance, beginning        $47,118,995   $21,230,995   $47,348,779  $20,372,773
 of year

Additions including
transfers from construc-
tions-in-progress
during year                 1,590,811     1,597,580       855,696    1,943,702

Deductions:
 Write-offs of fully
 depreciated assets         (858,986)     (858,986)    (1,085,480)  (1,085,480)
                         ------------------------------------------------------
Balance, end of year     $47,850,820    $21,969,589   $47,118,995  $21,230,995
                         ======================================================



                 1992
   --------------------------------
   Real Estate       Accumulated
     Owned           Depreciation

  $46,262,669        $18,928,345


    1,532,243          1,890,561


    (446,133)          (446,133)
- - ----------------------------------
  $47,348,779        $20,372,773
==================================


Note: Includes assets used in the real estate and hotel operations.

       The First Republic Corporation of America and Subsidiaries

             Schedule XII__Mortgage Loans on Real Estate

- - ------------------------------------------------------------------------------
  Col. A      Col. B   Col. C   Col. D    Col. E   Col. F   Col. G   Col. H
- - ------------------------------------------------------------------------------
Description   Interest  Final   Periodic   Prior   Face    Carrying  Principal
               Rate   Maturity  Payments   Liens  Amount   Amount   Amount of
                       Date      Terms              of       of       loans
                                                Mortgages  Mortgages  Subject
                                                              (c)       to
                                                                    Delinquent
                                                                    Principal
                                                                    or Interest
- - -------------------------------------------------------------------------------
First lien on          December
motel-, Miami   8.00%  1, 1996   $ 7,338    None  $688,903  $ 688,903   None
Beach Florida

First lien on
building-      11.50   December  10,165(a)  None   934,215   934,215  $934,215
Bronx, NY              1, 1992

35 First lien
on condominiums
Orlando, FL   7.4-10.5 December
(approximately         1, 1994
all had out-              to     21,000(b)  None  2,016,897  2,016,897  None
standing balances      February                   ---------------------
of between             1, 1996
$55,000 to $66,500)

Totals                                           $3,640,015  $3,640,015
                                                 =======================


(a)__Balloon payment of $954,000 was due December 1, 1992. The note was extended on a month-to-month basis under the same terms and conditions and in August 1994, foreclosure proceedings were commenced by the Company (see Note 3 to the consolidated financial statements).
(b)__Payment terms of mortgages are monthly payments for seven years and remaining principal balance due at that time.
(c)__Cost for Federal income tax purposes approximates amounts reflected in Column F.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                    By  /s/  Norman A. Halper
                                        --------------------------------------
                                         Norman A. Halper, Chief Executive
                                         and Chief Operating Officer

                                    By  /s/  Harry Bergman
                                        --------------------------------------
                                        Harry Bergman, Chief Financial and
                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 Date
                                           -----------------------------------

/s/  Harry Bergman
- - ------------------------------------
            Harry Bergman, Director


/s/  Irving S. Bobrow
- - -------------------------------------
            Irving S. Bobrow, Director


/s/  Norman A. Halper
- - --------------------------------------
            Norman A. Halper, Director


/s/  Robert Nimkoff
- - --------------------------------------
           Robert Nimkoff, Director


/s/  A.A. Rosen
- - --------------------------------------
           A.A. Rosen, Director


/s/  Jonathan P. Rosen
- - --------------------------------------
          Jonathan P. Rosen, Director

                                                            Exhibit 21
               The First Republic Corporation of America

                        List of Subsidiaries




                 The First Republic Building Corp.
                 Bluepoints Company Inc.
                 Bluepoints Company Inc. of Maryland
                 Hanora Spinning Inc.
                 Quality Yarns Inc.

                 Whitlock Combing Company, Inc.
                 Hanora South Inc.

                 J & M Dyers Inc.
                 FRC of Delaware Inc.
                 FRCA Sunscape Corp.

                 Midland Health Care Inc.
                 Midland at Rochelle Park Inc.
                 Midland Health Care at Logan Manor Inc.
                 Marchelot S.A.

                                                             Exhibit 27
                 The First Republic Corporation of America
                              and Subsidiaries

                             Artile 5 FD5__10-K

                  At June 30, 1994 and for Year then ended
                                June 30, 1994



                              Item Description
- - ----------------------------------------------------------

Cash and cash items                                          $1,316,144
Marketable securities                                                 -
Notes and accounts receivable-trade                           5,647,090
Allowances for doubtful accounts                                153,180
Inventory                                                     4,731,545
Total current assets                                         13,975,355
Property, plant and equipment                                69,431,186
Accumulated depreciation                                     29,276,551
Total assets                                                 80,163,628
Total current liabilities                                     9,412,274
Bonds, mortgages and similar debt                            23,870,298
Preferred stock-mandatory redemption                                  -
Preferred stock-no mandatory redemption                               -
Common stock                                                  1,175,261
Other stockholders' equity                                   41,088,455
Total liabilities and stockholders' equity                   80,163,628
Net sales of tangible products                               23,717,207
Total revenues                                               46,702,373
Cost of tangible goods sold                                  20,704,424
Total costs and expenses applicable to sales and revenues    22,606,782
Other costs and expenses                                              -
Provision for doubtful accounts and notes                       150,000
Interest and amortization of debt discount                    2,248,497
Income before taxes and other items                           1,142,670
Income tax expense                                            1,055,000
Income continuing operations                                     87,670
Discontinued operations                                               -
Extraordinary items                                             300,000
Cumulative effect-changes in accounting principles            1,173,000
Net income or loss                                            1,560,670
Earnings per share-primary                                         2.31
Earnings per share-fully diluted                                   2.31