Form 10-Q
period 1994-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1994-11-22
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q



           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended September 30, 1994  Commission
File Number 0-1437


               THE FIRST REPUBLIC CORPORATION OF AMERICA
        (Exact name of registrant as specified in its charter)


DELAWARE                                          13-1938454
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


302 Fifth Avenue, New York, N.Y.                        10001
(Address of principal executive office)               (Zip Code)
Registrant's telephone number, including area code    (212) 279-6100


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



As of November 11, 1994 there were 674,107 shares of common stock outstanding.

                       PART I. FINANCIAL INFORMATION

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30,      June 30,
                                               1994              1994
                                           (UNAUDITED)      (SEE NOTE
                                                            BELOW)

Assets

Current Assets
  Cash and Cash Equivalents               $    928,832   $  1,316,144
   Accounts and Other Receivables            7,148,417      6,231,881
   Inventories (Note 2)                      4,877,955      4,731,545
Other Current Assets                         2,418,123      1,695,785

     Total Current Assets                   15,373,327     13,975,355

Property, Plant and Equipment               71,577,581     69,431,186
    Less:  Accumulated Depreciation         30,746,734     29,276,551
                Net Properties              40,830,847     40,154,635

Other Assets                                26,911,560     26,033,638

TOTAL ASSETS                              $ 83,115,734   $ 80,163,628

 Liabilities & Stockholders' Equity

   Current Liabilities                    $ 12,122,237   $  9,412,274

   Long Term Debt                           23,610,817     23,870,298

 Other Liabilities and Deferred
    Credits                                  4,623,342      4,617,340

Stockholders' Equity:
 Common Stock                                1,175,261      1,175,261
 Other Stockholders' Equity                 41,584,077     41,088,455
   Total Stockholders' Equity               42,759,338     42,263,716

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 83,115,734   $ 80,163,628

NOTE:     The balance sheet at June 30, 1994
          has been derived and condensed from
          the audited financial statements at
          that date.

SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS

                              (UNAUDITED)


                                                Three months ended
                                                   September 30,
                                               1994               1993

Revenues
 Net sales-Products                          $  5,909,471   $  6,665,372
 Real Estate and hotel operations               5,342,231      5,042,418
     Other                                        363,652      1,719,622
            Total Revenues                     11,615,354     13,427,412

Expenses
  Cost of Sales                                 4,616,252      5,616,167
  Operating-real estate and hotel               2,440,658      2,417,941
  Selling, general & administrative             1,557,807      1,571,561
  Depreciation and amortization                   923,556        969,179
  Real estate taxes                               670,079        599,502
  Interest                                        701,678        576,401
          Total Expenses                       10,910,030     11,750,751

    Income before income taxes, minority
      interests and cumulative effect of
      change in accounting for income taxes       705,324      1,676,661
    Income taxes - Note 3                        (217,000)      (337,000)
      Minority interests                            7,298         72,755

    Income before cumulative effect
     of accounting change                         495,622      1,412,416
    Cumulative effect as of July 1, 1993
     of change in method of accounting for
      income taxes - Note 4                          -         1,173,000
              Net Income                     $    495,622    $ 2,585,416

     Earnings per share:
      Income before cumulative effect of
       accounting change                     $        .74    $      2.08
    Cumulative effect of accounting change           -              1.74
           Net Income                        $        .74    $      3.82

    Average shares outstanding                   674,107          677,394


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               UNAUDITED

                                                   Three months ended
                                                      September 30,
                                                 1994              1993

OPERATING ACTIVITIES
  Net Income                                  $    495,622   $  2,585,416
Adjustments to Reconcile Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                  923,556        969,179
    Minority Interests' Share of Loss in
      Subsidiaries                                  (7,298)       (72,755)
    Change in method of accounting for
       income taxes                                    -        (1,173,000)
Changes in Operating Assets and Liabilities
   Increase in Accounts and Other
     Receivables                                  (985,536)       (601,179)
  (Increase)Decrease in Inventories               (146,410)       157,690
  Increase in Other Assets                        (722,338)       (54,040)
  Increase(Decrease) in Accounts Payable         2,009,963       (440,958)
  Increase(Decrease) in Other Liabilities            6,002       (180,719)
CASH PROVIDED BY OPERATIONS                      1,573,561      1,189,634

INVESTING ACTIVITIES
  Purchases of Property Plant and Equipment (1,599,768) (643,988) Investment in and Advances to Affiliated
  Entities-Net                                    (870,624)      (318,491)
 Payments Received on Mortgages Receivable          69,000         45,000
     NET CASH (USED) BY INVESTING ACTIVITIES (2,401,392) (917,479) FINANCING ACTIVITIES
  Proceeds from(Payments on)Mortgages and
   Notes Payable                                   700,000       (593,498)
 Payments on Long Term Debt                       (259,481)      (291,229)
 Other Financing Activities                           -           (39,264)

      NET CASH PROVIDED(USED) BY FINANCING
        ACTIVITIES                                 440,519       (923,991)

     DECREASE IN CASH AND CASH EQUIVALENTS        (387,312)      (651,836)
 Cash and Cash Equivalents at Beginning
   of Period                                     1,316,144      1,504,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    928,832   $    852,963


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA
                            AND SUBSIDIARIES
           NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL
                               STATEMENTS

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1994 and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1994 and 1993, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1994 and for all periods presented, have been made.

2.   INVENTORIES
                                      September 30,     June 30,
                                          1994            1994
     Work-in process and
       raw materials                 $ 2,361,519      $ 1,978,575
     Finished goods                    2,516,436        2,752,970
                                     $ 4,877,955      $ 4,731,545

3.   INCOME TAXES
                                             Three Months Ended
                                                September 30,
                                            1994             1993

     Federal                         $   100,000      $   100,000
     State                               117,000          237,000
                                     $   217,000      $   337,000



4.   CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

Effective July 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial report-ing and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATION
                            (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the three months ended September 30, 1994 decreased by approximately $1,312. Net cash provided by operating activities was approximately $1,574. Net cash provided by financing activities was approximately $441. Net cash of approximately $2,401 was used for investing activities.

The company has a $10,000 term loan and a $3,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At September 30, 1994, $2,800 is outstanding under the line of credit. The term loan, which has an outstanding balance of $8,611 at September 30, 1994, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The revolving line, which is renewable annually, is due in January 1995. The interest rate on both facilities is one percent in excess of the lender's prime rate.


Results of Operations

         Three months ended September 30, 1994 and 1993

Income from operations before income taxes and minority interests decreased $972. The components are as follows:

                                                      (Decrease)
                            1994           1993       Increase

     Real Estate         $  1,290        $  1,124      $    166
     Hotel                     70             121           (51)
     Seafood                  279             (37)          316
     Textile                  139              47            92
     Corporate             (1,073)            422        (1,495)
                         $    705        $  1,677          (972)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION - CONTINUED
                              (IN THOUSANDS)


REAL ESTATE

     Revenues increased $285. Real estate tax expense increased
$70, and there were no other significant variations in any expense category.


HOTEL

     Revenues were approximately the same as last year. Hotel earnings decreased $51 as a result of slightly higher operating costs.


SEAFOOD

     Revenues increased $44 in the current period. Earnings increased to $279 for the seafood division due primarily to increased profits from sales of shrimp which resulted from higher operating margins, and the recognition of approximately $100 of income from the company's scallop investment.

TEXTILES

     Hanora Spinning's earnings decreased $75 to $210 for the current quarter due to lower revenues. Hanora South and J & M Dyers recognized combined profits of $53 compared to last years loss of $116 due to higher gross profits earned at J & M. Whitlock Combing which sold its equipment and substantially ceased operations in June 1992, incurred a loss of $124 in the current period as compared to a loss of $122 last year. Overall, textile revenues decreased $770.


CORPORATE

     Corporate, which includes the Giftware operations had an expense of $1,073 as compared to last years profit of $422, due substantially to income of $1,322 recognized last year when the company terminated a royalty agreement it had with the purchaser of the Towle Silversmiths assets.

                   PART II. OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K.

               Exhibits:  None

               Reports: There were no reports on Form 8-K filed during the quarter ended September 30, 1994.



                          SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    The First Republic Corporation of America
                                Registrant



Date:  November 21, 1994           /s/       Norman A. Halper
                                              Norman A. Halper
                                               President



Date:  November 21, 1994           /s/       Harry Bergman
                                              Harry Bergman
                                               Treasurer