Form 10-Q/A
period 1993-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1994-12-08
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended September 30, 1993          Commission File Number 0-1437


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



As of November 11, 1993 there were 676,945 shares of common stock outstanding.

                 (AMENDED INFORMATION APPEARS IN BOLD TEXT)

                      PART I.  FINANCIAL INFORMATION

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                        September 30,        June 30,
                                             1993              1993
                                         (UNAUDITED)        (SEE NOTE
                                                               BELOW)

Assets

Current Assets
  Cash and Cash Equivalents               $    852,963      $  1,504,799
  Accounts Receivable                        7,815,916         7,259,737
  Inventories (Note 2)                       3,623,553         3,781,243
  Other Current Assets                       4,219,174         4,165,134

     Total Current Assets                   16,511,606        16,710,913

Property, Plant and Equipment               67,347,414        67,561,477
     Less:  Accumulated Depreciation        27,790,893        27,679,765
               Net Properties               39,556,521        39,881,712

Other Assets                                22,548,444        22,229,953
TOTAL ASSETS                              $ 78,616,571      $ 78,822,578
Liabilities & Stockholders' Equity
  Current Liabilities                     $  8,905,273      $  9,939,729
  Long-Term Debt                            21,942,668        22,233,897
  Other Liabilities and Deferred
    Credits                                  4,350,244         5,776,718

Stockholders' Equity:
 Common Stock                                1,175,261         1,175,261
 Other Stockholders' Equity                 42,243,125        39,696,973
    Total Stockholders' Equity              43,418,386        40,872,234

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 78,616,571      $ 78,822,578

NOTE:  The balance sheet at June 30, 1993
       has been derived from the audited
       financial statements at that date
       and condensed.


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                        Three months ended
                                                           September 30,
                                                       1993            1992

Revenues
  Net Sales-Products                               $ 6,665,372     $ 6,628,221
  Real Estate and Hotel operations                   5,042,418       5,520,743
  Other                                              1,719,622         370,802
          Total Revenues                            13,427,412      12,519,766

Expenses
  Cost of Sales                                      5,616,167       5,918,281
  Operating-real estate and hotel                    2,417,941       2,457,110
  Selling, general & administrative                  1,571,561       1,698,811
  Depreciation and amortization                        969,179       1,079,159
  Real estate taxes                                    599,502         623,418
  Interest                                             576,401         530,151
          Total Expenses                            11,750,751      12,306,930

  Income before income taxes,
    minority interests and cumulative
    effect of change in accounting for
    income taxes                                     1,676,661         212,836
  Income taxes - Note 3                               (337,000)
(150,000)
  Minority interests                                    72,755          10,413

  Income before cumulative
    effect of accounting change                      1,412,416          73,249
  Cumulative effect as of July 1, 1993
    of change in method of accounting for
    income taxes - Note 4                            1,173,000       --------
          Net Income                               $ 2,585,416     $    73,249

  Earnings per share:
   Income before cumulative effect
    of accounting change                             $  2.08         $   .11
  Cumulative effect of accounting change                1.74             ----
          Net Income                                 $  3.82         $   .11


  Average shares outstanding                         677,394         687,001

SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three Months ended
                                                            September 30,
                                                         1993           1992

OPERATING ACTIVITIES
 Income from operations                               $2,585,416   $   73,249
 Adjustments to Reconcile Income to Net
   Cash Provided (Used) by Operating Activities:
     Depreciation and Amortization                       969,179    1,079,159
     Minority Interests' Share of Loss in
       Subsidiaries                                      (72,755)     (10,413)
     Change in method of accounting for
       income taxes                                   (1,173,000)     -------

   Changes in Operating Assets and Liabilities
     Increase in Accounts and Other
       Receivables                                      (601,179)     (51,778)
     Decrease (Increase) in Inventories                  157,690     (251,867)
     Increase in Other Assets                            (54,040)    (372,543)
     Decrease in Accounts Payable                       (440,958)    (209,854)
     Decrease in Other Liabilities                      (180,719)    (369,116)
   CASH PROVIDED (USED) BY OPERATIONS                  1,189,634     (140,163)


 INVESTING ACTIVITIES
   Purchases of Property Plant and Equipment            (643,988)    (597,428)
   Investment in and Advances to Partnerships           (318,491)  (1,643,779)
   Payments Received on Mortgages Receivable              45,000       43,628
     NET CASH USED BY INVESTING ACTIVITIES              (917,479)  (2,197,579)


FINANCING ACTIVITIES
 (Payments on) Proceeds from Mortgages
  and Notes Payable                                     (593,498)   1,255,223
 (Payments on) Proceeds from Long-Term Debt             (291,229)   1,211,938
 Other Financing Activities                              (39,264)     (47,095)

     NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES   (923,991)   2,420,066

     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (651,836)      82,324
 Cash and Cash Equivalents at Beginning of Period      1,504,799    1,491,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  852,963   $1,573,786


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA
                             AND SUBSIDIARIES
      NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1993, the consolidated statements of operations for the three-month periods ended September 30, 1993 and 1992, and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1993 and for all periods presented, have been made.

2.   INVENTORIES
                                        September 30,       June 30,
                                            1993              1993
     Work-in process and
       raw materials                   $ 1,810,002      $ 1,845,245
     Finished goods                      1,813,551        1,935,998
                                       $ 3,623,553      $ 3,781,243

3.   INCOME TAXES
                                             Three Months Ended
                                                September 30,
                                          1993                1992

     Federal                           $   100,000      $    80,000
     State                                 237,000           70,000
                                       $   337,000      $   150,000

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

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from operations for the three months ended September 30, 1993 was not material; however, the cumulative effect of the change increased net income by $1,173,000 or $1.74 per share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION



Liquidity and Capital Resources (000's omitted)

Working capital for the three months ended September 30, 1993 increased by approximately $835. Net cash provided by operating activities was approximately $1,190. Net cash used by financing activities was approximately $924. Net cash of approximately $917 was used for investing activities.



Results of Operations (In Thousands)

              Three months ended September 30, 1993 and 1992

Income from operations before income taxes and minority interests increased $1,464. The components are as follows:

                                                      (Decrease)
                            1993            1992       Increase

          Real Estate       $1,124        $1,250       $  (126)
          Hotel                121           252          (131)
          Seafood              (37)          124          (161)
          Textile               47          (417)          464
          Corporate            422          (996)        1,418
                            $1,677        $  213       $ 1,464

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION - CONTINUED


REAL ESTATE

     Revenues decreased $330. Repairs and maintenance expense decreased $174, and there were no other significant variations in any expense category.


HOTEL

     There was a $148 decrease in revenues, and hotel earnings decreased $131 as a result of the lower revenues.


SEAFOOD

     Revenues decreased $318 primarily in the sale of shrimp.
Earnings decreased $161 for the entire seafood division due primarily to reduced revenues from sales of shrimp which resulted from declining shrimp production in Ecuador.


TEXTILES

     Hanora Spinning's earnings increased $241 to $285 for the current quarter due to higher revenues and operating margins. Hanora South and J&M Dyers incurred combined losses of $116 as compared to the comparable period last year of $222. Whitlock Combing, which sold its equipment and substantially ceased operations in June 1992, incurred a loss of $122 in the current quarter as compared to $240 last year. Overall, revenues increased $334.


CORPORATE

          Corporate, which includes the Giftware operations (which were merged into the Company in fiscal 1993), had a profit of $422 as compared to last year's expense of $996, due substantially to income of $1,322 recognized this quarter when the Company terminated a royalty agreement it had with the purchaser of the Towle Silversmiths assets.

                   PART II.  OTHER INFORMATION


 ITEM 6.  Exhibits and Reports on Form 8-K.

          Exhibits:  None


          Reports:   There were no reports on Form 8-K filed
                     during the quarter ended September 30. 1993.



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