Form 10-Q/A
period 1993-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 1994-12-08
CIK 36856

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

                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           December 31,         June 30,
                                              1993               1993
                                           (UNAUDITED)        (SEE NOTE
                                                                 BELOW)
Assets

Current Assets
  Cash and Cash Equivalents               $    734,255      $  1,504,799
  Accounts and Other Receivables             6,401,410         7,259,737
  Inventories (Note 2)                       4,183,840         3,781,243
  Other Current Assets                       4,685,242         4,165,134

     Total Current Assets                   16,004,747        16,710,913

Property, Plant and Equipment               68,702,301        67,561,477
     Less:  Accumulated Depreciation        28,910,122        27,679,765
               Net Properties               39,792,179        39,881,712

Other Assets                                23,773,789        22,229,953
TOTAL ASSETS                              $ 79,570,715      $ 78,822,578
Liabilities & Stockholders' Equity
  Current Liabilities                     $ 10,968,878      $  9,939,729
  Long-Term Debt                            21,379,656        22,233,897
  Other Liabilities and Deferred
    Credits                                  4,226,558         5,776,718

Stockholders' Equity:
 Common Stock                                1,175,261         1,175,261
 Other Stockholders' Equity                 41,820,362        39,696,973
    Total Stockholders' Equity              42,995,623        40,872,234

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 79,570,715      $ 78,822,578

NOTE: The balance sheet at June 30, 1993 has been derived and condensed from the audited finan-cial statements at that date.
SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA

                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                    Six months ended      Three months ended
                                      December 31,            December 31,
                                     1993       1992        1993       1992

Revenues
  Net Sales-Products             $11,397,939$12,333,425 $ 4,732,567 $5,705,204
  Real Estate and Hotel operations10,759,769 10,547,631   5,717,351  5,026,888
  Other                            1,795,023    116,501      75,401   (254,301)
          Total Revenues          23,952,731 22,997,557  10,525,319 10,477,791

Expenses
  Cost of Sales                    9,944,719 11,428,562   4,328,552  5,510,281
  Operating-real estate and hotel  5,068,084  4,802,926   2,650,143  2,345,816
  Selling, general & administrative3,364,973  3,499,512   1,793,412  1,800,701
  Depreciation and amortization    1,844,929  2,014,135     875,750    934,976
  Real estate taxes                1,388,119  1,253,395     788,617    629,977
  Interest                         1,170,932  1,074,718     594,531    544,567
          Total Expenses          22,781,756 24,073,248  11,031,005 11,766,318

  Income (loss) before income taxes,
   minority interests and cumulative
   effect of change in accounting for
   income taxes                    1,170,975 (1,075,691)   (505,686)(1,288,527)
  Income taxes - Note 3             (306,000)  (180,000)     31,000    (30,000)
  Minority interests                 246,802     71,080     174,047     60,667

  Income (loss) before cumulative
   effect of accounting change     1,111,777 (1,184,611)   (300,639)(1,257,860)
  Cumulative effect as of July 1, 1993
   of change in method of accounting for
   income taxes - Note 4           1,173,000     -           -          -
          Net Income (Loss)      $ 2,284,777$(1,184,611)$  (300,639)$(1,257,860)

  Earnings (loss) per share:
   Income before cumulative effect
    of accounting change             $  1.64    $ (1.73)    $  (.44)  $ (1.83)
  Cumulative effect of accounting change   1.74     -           -         -
          Net Income (loss)          $  3.38    $ (1.73)    $  (.44)  $ (1.83)


  Average shares outstanding         676,943    686,723     676,492   686,445



SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  THE FIRST REPUBLIC CORPORATION OF AMERICA

                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 UNAUDITED


                                                         Six months ended
                                                           December 31,
                                                     1993            1992

OPERATING ACTIVITIES
  Net Income (Loss)                           $ 2,284,777      $(1,184,611)
  Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization            1,844,929        2,014,135
       Minority Interests' share of Loss in
        Subsidiaries                             (246,802)         (71,080)
     Equity Loss on Disposal of Assets               -           1,279,000
  Change in Method of Accounting for Income Taxes(1,173,000)          -
  Changes in Operating Assets and Liabilities
      Decrease (Increase) in Accounts and Other
        Receivables                               248,219          (41,760)
      Increase in Inventories                    (402,597)        (270,150)
      Increase in Other Assets                   (843,836)        (477,943)
      Increase (Decrease) in Accounts Payable     272,750          (78,108)
      (Decrease) Increase in Other Liabilities   (130,358)          66,901

        NET CASH PROVIDED BY OPERATIONS         1,854,082        1,236,384

INVESTING ACTIVITIES
  Purchases of Property Plant and Equipment    (1,755,396)      (1,256,845)
  Investment in and Advances to Partnership      (700,000)      (2,294,279)
  Payments Received on Mortgages Receivable        90,000           90,165

        NET CASH USED BY INVESTING ACTIVITIES  (2,365,396)       3,460,959

FINANCING ACTIVITIES
  Proceeds on Mortgages and Notes Payable         756,399          690,023
  (Payments) Proceeds on Long-Term Debt          (854,241)       1,493,213
  Other Financing Activities                     (161,388)        (178,348)

        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES   (259,230)  2,004,888

  NET DECREASE IN CASH AND CASH EQUIVALENTS      (770,544)        (219,687)
  Cash and Cash Equivalents at Beginning of Period  1,504,799    1,491,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   734,255      $ 1,271,775


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA
                             AND SUBSIDIARIES
      NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1993, the consolidated statements of operations for the six-month periods ended December 31, 1993 and 1992, and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1993 and for all periods presented, have been made.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION
                              (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the six months ended December 31, 1993 decreased by approximately $1,735. Net cash provided by operating activities was approxi-mately $1,854. Net cash used by financing activities was approximately $259. Net cash of approximately $2,365 was used for investing activities.



Results of Operations

                Six months ended December 31, 1993 and 1992

Income from operations before income taxes and minority interests increased $2,247. The components are as follows:

                                                           (Decrease)
                            1993           1992             Increase

     Real Estate         $  2,490        $  2,289          $    201
     Hotel                    307             485              (178)
     Seafood                 (646)            255              (901)
     Textile                 (271)         (1,197)              926
     Corporate               (709)         (2,908)            2,199
                         $  1,171        $ (1,076)         $  2,247

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


CORPORATE

     Corporate losses decreased $2,199 attributable primarily to i) the termination of a royalty agreement with the purchaser of the Towle Silversmiths assets in the current period which resulted in $1,322 of income and ii) a loss of approximately $1,029 attributa-ble to losses incurred in the prior period by a seafood company in which the Company has a 50% equity investment.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION - CONTINUED
                         (IN THOUSANDS)


          Three months ended December 31, 1993 and 1992


Loss before income taxes and minority interests decreased $783.
The components are as follows:

                                                 (Decrease)
                          1993         1992      Increase

     Real Estate        $ 1,366     $ 1,039       $   327
     Hotel                  186         233           (47)
     Seafood               (609)        131          (740)
     Textile               (318)       (780)          462
     Corporate           (1,131)     (1,912)          781
                        $  (506)    $(1,289)       $  783

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

CORPORATE

     Corporate losses decreased $781, due primarily to a loss of approximately $1,029 recognized last year as a result of losses incurred by a seafood company in which the Company has a 50% equity investment.
                   PART II.  OTHER INFORMATION


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