Form 10-Q/A
period 1994-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 1994-12-08
CIK 36856

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

                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31,         June 30,
                                             1994              1993
                                          (UNAUDITED)       (SEE NOTE
                                                               BELOW)
Assets

Current Assets
  Cash and Cash Equivalents               $    723,998      $  1,504,799
  Accounts Receivable                        6,687,421         7,259,737
  Inventories (Note 2)                       4,619,038         3,781,243
  Other Current Assets                       3,918,296         4,165,134

     Total Current Assets                   15,948,753        16,710,913

Property, Plant and Equipment               70,493,549        67,561,477
     Less:  Accumulated Depreciation        30,962,899        27,679,765
              Net Properties                39,530,650        39,881,712

Other Assets                                25,872,999        22,229,953
TOTAL ASSETS                              $ 81,352,402      $ 78,822,578
Liabilities & Stockholders' Equity
Current Liabilities                       $ 10,728,537      $  9,939,729
Long-Term Debt                              24,010,103        22,233,897
Other Liabilities and Deferred Credits       4,255,189         5,776,718

Stockholders' Equity:
  Common Stock                               1,175,261         1,175,261
  Other Stockholders' Equity                41,183,312        39,696,973
     Total Stockholders' Equity             42,358,573        40,872,234

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 81,352,402      $ 78,822,578

NOTE: The balance sheet at June 30, 1993 has been derived from the audited financial statements at that date and condensed.

SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         THE FIRST REPUBLIC CORPORATION OF AMERICA

                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                   Nine months ended       Three months ended
                                       March 31,               March 31,
                                     1994       1993        1994       1993

Revenues
  Net Sales-Products             $17,185,284$18,351,050 $ 5,787,345$ 6,017,625
  Real Estate and Hotel operations15,329,302 15,385,037   4,569,533  4,837,406
  Other                            2,261,522    820,966     466,499    704,464
          Total Revenues          34,776,108 34,557,053  10,823,377 11,559,495

Expenses
  Cost of Sales                   15,128,731 16,900,909   5,184,012  5,472,347
  Operating-real estate and hotel  7,936,364  7,195,856   2,868,280  2,392,930
  Selling, general & administrative4,818,769  5,158,091   1,453,796  1,658,579
  Depreciation and amortization    2,936,308  3,018,802   1,091,379  1,004,667
  Real estate taxes                1,977,386  1,928,555     589,267    675,160
  Interest                         1,694,663  1,563,986     523,731    489,268
            Total Expenses        34,492,221 35,766,199  11,710,465 11,692,951

  Income (loss) before income taxes,
   minority interests and
   cumulative effect of change in
   accounting for income taxes       283,887 (1,209,146)   (887,088)  (133,456)
  Income taxes - Note 3             (278,000)  (150,000)     28,000     30,000
  Minority interests                 468,840     99,449     222,038     28,369

  Income (loss) before cumulative
   effect of accounting change       474,727(1,259,697)   (637,050)   (75,087)
  Cumulative effect as of
   July 1, 1993 of change in
   method of accounting
   for income taxes - Note 4       1,173,000
          Net Income (Loss)      $ 1,647,727$(1,259,697)$  (637,050)$   (75,087)

  Earnings (loss) per share:
   Income (loss) before cumulative
    effect of accounting change       $   .70   $  (1.84)    $  (.94)  $  (.11)
  Cumulative effect of
   accounting change                     1.74
          Net Income (Loss)           $  2.44   $  (1.84)    $  (.94)  $  (.11)

  Average shares outstanding          676,077    685,223     674,307   682,156



SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                       Nine Months ended
                                                             March 31,
                                                      1994           1993

OPERATING ACTIVITIES
  Net Income (Loss)                              $ 1,647,727     $(1,259,697)
  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization               2,936,308       3,018,802
       Minority Interests' share of Loss in
        Subsidiaries                               (468,840)         (99,449)
       Equity loss on Disposal of Assets                           1,279,000
  Change in Method of Accounting for
  Income Taxes                                    (1,173,000)
  Changes in Operating Assets and Liabilities:
      Decrease(Increase) in Accounts and Other
        Receivables                                  684,154        (137,660)
      Increase in Inventories                       (837,795)       (702,904)
      (Increase) Decrease in Other Assets            (37,710)        789,268
      Increase (Decrease) in Accounts Payable      2,177,009        (893,408)
      Increase in Other Liabilities                  120,311          12,225

       NET CASH PROVIDED BY OPERATIONS             5,048,164       2,006,177

INVESTING ACTIVITIES
  Purchases of Property Plant and Equipment       (4,686,758)     (2,187,439)
  Investment In and Advances to Partnership       (1,503,824)     (2,135,326)
  Payments Received on Mortgages Receivable          135,000         231,477

       NET CASH USED BY INVESTING ACTIVITIES      (6,055,582)     (4,091,288)

FINANCING ACTIVITIES
  (Payments) Proceeds on Mortgages and
   Notes Payable                                  (1,388,201)        781,930
  Proceeds on Long-Term Debt                       1,776,206       1,325,291
  Other Financing Activities                        (161,388)       (333,418)

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                   226,617       1,773,803

        DECREASE IN CASH AND CASH EQUIVALENTS       (780,801)       (311,308)
  Cash and Cash Equivalents at Beginning
   of Period                                       1,504,799       1,491,462

      CASH AND CASH EQUIVALENTS AT END OF PERIOD $   723,998    $  1,180,154


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                               AND SUBSIDIARIES

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1994, the consolidated statements of operations for the nine-month periods ended March 31, 1994 and 1993, and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1994 and for all periods presented, have been made.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION
                                (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the nine months ended March 31, 1994 decreased by approximately $1,551. Net cash provided by operating activities was approxi-mately $5,048. Net cash provided by financing activities was approximately $227. Net cash of approximately $6,056 was used for investing activities.

The company has a $3,000 revolving line of credit ($1,000 utilized as of March 31, 1994), which bears interest at 1 percent above the lender's prime rate, and is collateralized by a mortgage on the East Newark Industrial Center.

On February 8, 1994 the Company obtained a $3,000 mortgage loan on the Greensboro South Shopping Center it owns in Greensboro, North Carolina, which loan bears interest at the rate of 8 and one-half percent per annum, is self-liquidating,and provides for monthly payments of $29, including principal and interest, commencing April 1, 1994 and expiring March 1, 2009.


Results of Operations

                   Nine months ended March 31,1994 and 1993

Income from operations before income taxes and minority interests increased $1,493. The components are as follows:

                                                             (Decrease)
                              1994            1993            Increase

  Real Estate              $  2,832        $  3,110         $    (278)
       Hotel                    175             551              (376)
       Seafood               (1,152)            199            (1,351)
       Textile                 (186)         (1,257)            1,071
       Corporate             (1,385)         (3,812)           (2,427)
                           $    284        $ (1,209)         $ (1,493)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION - CONTINUED
                                (IN THOUSANDS)


REAL ESTATE

     Revenues increased $180. Due to the unusually harsh winter, utility and snow removal costs increased $213; there were no other significant variations in any expense category.


HOTEL

     There was a $172 decrease in revenues, and hotel earnings decreased $376 due substantially to the lower revenues, and $101 of additional fees paid to the management company that oversees the operations of the hotel in connection with the renewal of the existing management contract.


SEAFOOD

     Revenues decreased $772 primarily in the sale of shrimp. Sales of shrimp produced in Ecuador decreased approximately $1,700 and were offset by the importation of shrimp from Costa Rica of approximately $1,000 which were marginally profitable. Earnings decreased $1,351 for the entire seafood division due primarily to reduced revenues attributable to Ecuador.

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

REAL ESTATE

     Revenues decreased $72. Utility and snow removal costs increased $193; repairs and maintenance costs increased $165.


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