Form 10-K/A
period 1994-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1994-12-15
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
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

                      Common Stock Par Value $1 per share

                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

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