Form 10-Q/A
period 1994-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1995-01-03
CIK 36856

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

                                                            Exhibit 27

                     The First Republic Corporation of America

                                 and Subsidiaries

                               Article 5 FDS - 10-Q

             At September 30, 1994 and for the three months then ended

                                September 30, 1994




                    Item Description

Cash and cash items                                               $   928,832
Marketable securities                                                    -
Notes and accounts receivable-trade                                 7,301,597
Allowances for doubtful accounts                                      153,180
Inventory                                                           4,877,955
Total current assets                                              15, 373,327
Property, plant and equipment                                      71,577,581
Accumulated depreciation                                           30,746,734
Total assets                                                       83,115,734
Total current liabilities                                          12,122,237
Bonds, mortgages and similar debt                                  23,610,817
Preferred Stock-mandatory redemption                                     -
Preferred Stock-no mandatory redemption                                  -
Common stock                                                        1,175,261
Other stockholders' equity                                         41,584,077
Total liabilities and stockholders' equity                         83,115,734
Net sales of tangible products                                      5,909,471
Total revenues                                                     11,615,354
Cost of tangible goods sold                                         4,616,252
Total costs and expenses applicable to sales and revenues           5,584,802
Other costs and expenses                                                 -
Provision for doubtful accounts and notes                                -
Interest and amortization of debt discount                            701,678
Income before taxes and other items                                   712,622
Income tax expense                                                    217,000
Income continuing operations                                          495,622
Discontinued operations                                                  -
Extraordinary items                                                      -
Cumlative effect-changes in accounting principles                        -
Net income or loss                                                    495,622
Earnings per share-primary                                                .74
Earnings per share-fully diluted                                          .74