Form 10-Q
period 1994-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 1995-02-21
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended December 31, 1994          Commission File Number 0-1437



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

                                                            Yes  X   No





As of February 14, 1995 there were 673,720 shares of common stock outstanding.

                        PART I. FINANCIAL INFORMATION

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             December 31,      June 30,
                                                 1994           1994
                                             -----------      ---------
                                             (UNAUDITED)      (SEE NOTE
                                                                 BELOW)
Assets

Current Assets
     Cash and Cash Equivalents               $    812,125    $ 1,316,144
     Accounts Receivable                        6,772,420      6,231,881
     Inventories (Note 2)                       4,964,175      4,731,545
     Other Current Assets                       2,696,081      1,695,785
                                              -----------     ----------
       Total Current Assets                    15,244,801     13,975,355
                                              -----------     ----------
Property, Plant and Equipment                  72,768,293     69,431,186
     Less:  Accumulated Depreciation           31,597,598     29,276,551
                                              -----------    -----------
              Net Properties                   41,170,695     40,154,635
                                              -----------    -----------
Other Assets                                   27,292,124     26,033,638
                                              -----------    -----------
TOTAL ASSETS                                 $ 83,707,620   $ 80,163,628
                                             ============   ============
Liabilities & Stockholders' Equity
- ----------------------------------
Current Liabilities                          $  9,622,837    $ 9,412,274
                                             ------------    -----------
Long Term Debt                                 26,211,678     23,870,298
                                             ------------    -----------
Other Liabilities and Deferred Credits          4,655,178      4,617,340
                                             ------------    -----------
Stockholders' Equity:
     Common Stock                               1,175,261      1,175,261
     Other Stockholders' Equity                42,042,666     41,088,455
                                              -----------     ----------
       Total Stockholders' Equity              43,217,927     42,263,716
                                              -----------     ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 83,707,620   $ 80,163,628
                                             ============   ============
NOTE:  The balance sheet at June 30, 1994
       has been derived and condensed from
       the audited financial statements at
       that date.

SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               THE FIRST REPUBLIC CORPORATION OF AMERICA
               -----------------------------------------
                            AND SUBSIDIARIES
                            ----------------
                 CONSOLIDATED STATEMENT OF OPERATIONS
                 ------------------------------------
                              (UNAUDITED)
                              -----------

                               Six months ended      Three months ended
                                 December 31,            December 31,
                              1994        1993         1994       1993
Revenues
  Net Sales-Products      $10,979,772  $11,397,939  $5,070,301  $4,732,567
  Real Estate and
  Hotel operations         10,768,820   10,759,769   5,426,589   5,717,351
  Other                       827,305    1,795,023     463,653      75,401
                          ------------------------------------------------
          Total Revenues   22,575,897   23,952,731  10,960,543  10,525,319
                          ------------------------------------------------
Expenses
  Cost of Sales             8,857,985    9,944,719   4,241,733   4,328,552
  Operating-real estate
        and hotel           4,961,074    5,068,084   2,520,416   2,650,143
  Selling, general &
      administrative        3,011,735    3,364,973   1,453,928   1,793,412
  Depreciation and
      amortization          1,833,499    1,844,929     909,943     875,750
Real estate taxes           1,311,941    1,388,119     641,862     788,617
Interest                    1,442,188    1,170,932     740,510     594,531
                          -----------   ----------   ---------   ---------
          Total Expenses   21,418,422   22,781,756  10,508,392  11,031,005
                          -----------   ----------  ----------  ----------

Income(loss) before
 income taxes, minority
 interests and cumulative
 effect of change in
 accounting for
 income taxes               1,157,475    1,170,975     452,151    (505,686)
Income taxes - Note 3        (322,000)    (306,000)   (105,000)     31,000
Minority interests            132,668      246,802     125,370     174,047
                           -----------   ----------   ---------   ---------

Income (loss) before
 cumulative effect of
 accounting change            968,143    1,111,777     472,521    (300,639)
 Cumulative effect as of
 July 1, 1993  of change
 in method of accounting
 for income taxes - Note 4      -        1,173,000        -            -
                            ---------  -----------   ---------   ----------
   Net Income (Loss)        $ 968,143  $ 2,284,777   $ 472,521   $(300,639)
                            =========  ===========   =========   ==========
Earnings(loss) per share:
 Income(loss) before
 cumulative effect
 of accounting change          $ 1.44    $ 1.64    $ .70     $ (.44)
Cumulative effect of
 accounting change                 -       1.74       -          -
                                ------   ------    -----     -------
  Net Income(Loss)              $ 1.44   $ 3.38    $ .70     $ (.44)
                                ======   ======    =====     =======

Average shares outstanding     674,057   676,943   674,007   676,492



SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA
                 -----------------------------------------
                             AND SUBSIDIARIES
                             ----------------
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              ----------------------------------------------
                                 UNAUDITED
                                 ---------

                                                   Six Months ended
                                                     December 31,
                                                  1994         1993
                                                  ----         ----
OPERATING ACTIVITIES
 Net Income                                     $   968,143   $ 2,284,777
 Adjustments to Reconcile Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                   1,833,499     1,844,929
  Minority Interests' share of Loss in
   Subsidiaries                                    (132,668)     (246,802)
  Change in Method of Accounting for Income Taxes       -      (1,173,000)
 Changes in Operating Assets and Liabilities
     (Increase) Decrease in Accounts and
      Other Receivables                             (920,539)     248,219
      Increase in Inventories                       (232,630)    (402,597)
      Increase in Other Assets                    (1,000,296)    (843,836)
      Increase in Accounts Payable                 1,310,563      272,750
      Increase (Decrease) in Other Liabilities        37,838     (130,358)
                                                  ----------    ----------
 CASH PROVIDED BY OPERATIONS                       1,863,910    1,854,082
                                                  ----------    ----------
INVESTING ACTIVITIES
 Purchases of Property Plant and Equipment         (2,849,559) (1,755,396)
 Investment in and Advances to Affiliated
   Entities - Net                                  (1,125,818)   (700,000)
  Payments Received on Mortgages Receivable           380,000      90,000
                                                   -----------  ----------
     NET CASH USED BY INVESTING ACTIVITIES        (3,595,377)  (2,365,396)
                                                  ------------  ----------
FINANCING ACTIVITIES
 Proceeds from Mortgages and Notes Payable-Net     2,400,000      756,399
 Payments on Long Term Debt                       (1,158,620)    (854,241)
 Other Financing Activities                          (13,932)    (161,388)
                                                  -----------    ---------
NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES    1,227,448     (259,230)
                                                  -----------    ---------
      DECREASE IN CASH AND CASH EQUIVALENTS         (504,019)    (770,554)
 Cash and Cash Equivalents at
       Beginning of Period                         1,316,144    1,504,799
                                                  ----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  812,125   $  734,255
                                                  ==========   ==========



SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               THE FIRST REPUBLIC CORPORATION OF AMERICA
                        AND SUBSIDIARIES
 NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1994 and the consolidated statements of operations and cash flows for the six month periods ended December 31, 1994 and 1993, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1994 and for all periods presented, have been made.


2.   INVENTORIES
                              December 31,          June 30,
                                 1994                 1994
     Work-in process and         ----                 ----
       raw materials          $ 2,250,763         $ 1,978,575
     Finished goods             2,713,412           2,752,970
                              -----------         -----------
                              $ 4,964,175         $ 4,731,545
                              -----------         -----------

3.   INCOME TAXES
                                       Six Months Ended
                                         December 31,
                                    1994              1993
                                    ----              ----
     Federal                     $ 100,000          $   -
     State                         222,000            306,000
                                 ---------          ---------
                                 $ 322,000          $ 306,000
                                 ---------          ---------

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATION
                         (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the six months ended December 31, 1994 increased by approximately $1,059. Net cash provided by operating activities was approximately $1,864. Net cash provided by financing activities was approximately $1,227. Net cash of approximately $3,595 was used for investing activities.

The Company has a $10,000 term loan and a $3,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At December 31, 1994, $1,700 is outstanding under the line of credit. The term loan, which has an outstanding balance of $8,444 at December 31, 1994, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The revolving line, which is renewable annually, is due in January 1996. The interest rate on both facilities is one percent in excess of the lender's prime rate.


On November 30, 1994 the Company obtained a $3,500 mortgage loan collateralized by the Jefferson National Bank building it owns in Miami Beach, Florida. This loan bears interest at one percent in excess of the lender's prime rate and provides for 78 payments of $29 plus interest commencing January 1, 1995 and expiring June 1, 2001 when the remaining unpaid balance of $1,225 will become due.

Results of Operations
- ---------------------
           Six months ended December 31, 1994 and 1993
           -------------------------------------------
Income from operations before income taxes and minority interests decreased $14. The components are as follows:

                                                  (Decrease)
                             1994       1993       Increase
                             ----       ----       --------
     Real Estate           $ 2,468    $ 2,490      $     (22)
     Hotel                     223        307            (84)
     Seafood                    (6)      (646)           640
     Textile                   385       (271)           656
     Corporate               1,913)      (709)        (1,204)
                           ---------  --------     ----------
                           $ 1,157    $ 1,171      $     (14)
                           ---------  --------     ----------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION - CONTINUED
                              (IN THOUSANDS)


REAL ESTATE

     Revenues increased $148. While expenses increased $170 there were no significant variations in any expense category.


HOTEL

     Revenues decreased $138. Hotel earnings decreased $84 as a result of the lower revenues.


SEAFOOD

     Revenues decreased $394 in the current period. Earnings increased $640 for the seafood division due primarily to increased profits from sales of shrimp which resulted from higher operating margins, and the recognition of approximately $100 of income from the Company's scallop investment.


TEXTILES

     Hanora Spinning's earnings increased $68 to $458 for the year due to higher gross profits. Hanora South and J & M Dyers recognized combined profits of $155 compared to last years loss of $383 due to higher revenues and gross profits earned at J & M. Whitlock Combing which sold its equipment and substantially ceased operations in June 1992, incurred a loss of $228 in the current period as compared to a loss of $278 last year. Overall, textile revenues increased $229.


CORPORATE

     Corporate, which includes the Giftware operations had an expense of $1,913 as compared to last years expense of $709, the difference is due substantially to income of $1,322 recognized last year when the Company terminated a royalty agreement it had with the purchaser of the Towle Silvermiths assets.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION - CONTINUED
                               (IN THOUSANDS)

          Three months ended December 31, 1994 and 1993

Income from operations before income taxes and minority interests increased $958. The components are as follows:

                                                   (Decrease)
                                1994       1993     Increase

     Real Estate           $ 1,178   $  1,366      $    (188)
     Hotel                     153        186            (33)
     Seafood                  (285)      (609)           324
     Textile                   246       (318)           564
     Corporate                (840)    (1,131)           291
                           --------  ---------     ----------
                           $   452   $   (506)     $     958
                           --------  ---------     ----------
REAL ESTATE

     Revenues decreased $137. There were no significant variations in any expense category.


HOTEL

     Hotel earnings decreased $33, due to an approximately 10 percent decrease in revenues.


SEAFOOD

     Earnings increased $324 primarily due to reduced losses from shrimp operations in Ecuador of $260.


TEXTILES

     Earnings increased $564. Hanora Spinning's earnings increased $143. Hanora South and J & M Dyers recognized combined earnings of $102 as compared to last year's losses of $267 due substantially to increased revenues of $546 and earnings of $303 at J & M Dyers as a result of a substantial contract received from a new customer that expired in December 1994. Whitlock Combing had a $52 decrease in losses due to the closing of the wool combing plant in June 1992.


CORPORATE

     Corporate losses decreased $291, due primarily to reduced professional fees of $197.

                    PART II. OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K.

               Exhibits: None

               Reports:  There were no reports on Form 8-K filed
                         during the quarter ended December 31,
                         1994.



                         SIGNATURES



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    The First Republic Corporation of America
                    -----------------------------------------
                                        Registrant



Date:  February 16, 1995      /s/ Norman A. Halper
                              -------------------------------
                                        Norman A. Halper
                                        President



Date:  February 16, 1995      /s/ Harry Bergmann
                              -------------------------------
                                        Harry Bergman
                                        Treasurer

               The First Republic Corporation of America
                           and Subsidiaries

                         Article 5 FDS - 10-Q

         At December 31, 1994 and for the six months then ended
                           December 31, 1994



                             Item Description

Cash and cash items                                       $    812,125
Marketable securities                                              -
Notes and accounts receivable-trade                          6,955,600
Allowances for doubtful accounts                               183,180
Inventory                                                    4,964,175
Total current assets                                        15,244,801
Property, plant and equipment                               72,768,293
Accumulated depreciation                                    31,597,598
Total assets                                                83,707,620
Total current liabilities                                    9,622,837
Bonds, mortgages and similar debt                           26,211,678
Preferred stock-mandatory redemption                               -
Preferred stock-no mandatory redemption                            -
Common stock                                                1, 175,261
Other stockholders' equity                                  42,042,666
Total liabilities and stockholders' equity                  83,707,620
Net sales of tangible products                              10,979,772
Total revenues                                              22,575,897
Cost of tangible goods sold                                  8,857,985
Total costs and expenses applicable to sales and revenues   11,088,249
Other costs and expenses                                           -
Provision for doubtful accounts and notes                       30,000
Interest and amortization of debt discount                   1,442,188
Income before taxes and other items                          1,157,475
Income tax expense                                             322,000
Income continuing operations                                   968,143
Discontinued operations                                            -
Extraordinary items                                                -
Cumulative effect-changes in accounting principles                 -
Net income or loss                                             968,143
Earnings per share-primary                                        1.44
Earnings per share-fully diluted                                  1.44