Form 10-Q
FIRST REPUBLIC CORP OF AMERICA
filed 1995-05-25
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995    Commission File Number 0-1437


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

                                                  Yes  X   No



As of May 18, 1995 there were 673,771 shares of common stock outstanding.

                       PART I. FINANCIAL INFORMATION

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                     March 31,       June 30,
                                       1995          1994
                                    (UNAUDITED)     (SEE NOTE
                                                       BELOW)
Assets

Current Assets
     Cash and Cash Equivalents    $    976,021      $ 1,316,144
     Accounts Receivable             6,673,679        6,231,881
     Inventories (Note 2)            5,530,377        4,731,545
Other Current Assets                 2,957,512        1,695,785

       Total Current Assets         16,137,589       13,975,355

Property, Plant and Equipment       73,813,170       69,431,186
Less:  Accumulated Depreciation     32,401,587       29,276,551
        Net Properties              41,411,583       40,154,635

Other Assets                        26,179,922       26,033,638

TOTAL ASSETS                      $ 83,729,094     $ 80,163,628

Liabilities & Stockholders' Equity

Current Liabilities               $  9,971,609     $ 9,412,274

Long Term Debt                       25,873,235     23,870,298

Other Liabilities and Deferred        4,591,873      4,617,340
 Credits

Stockholders' Equity:
    Common Stock                      1,175,261       1,175,261
    Other Stockholders' Equity       42,117,116      41,088,455
    Total Stockholders' Equity       43,292,377      42,263,716

TOTAL LIABILITIES & STOCKHOLDERS'  $ 83,729,094   $  80,163,628
EQIUTY

NOTE:  The balance sheet at June 30, 1994
       has been derived from the audited
       financial statements at that date
       and condensed.


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIALSTATEMENTS

                THE FIRST REPUBLIC CORPORATION OF AMERICA

                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)


                       Nine months ended         Three months ended
                            March 31,                March 31,
                          1995       1994         1995        1994
Revenues

Net Sales-Products    $17,511,167  $17,185,284  $6,531,395  $5,787,345
Real Estate and
   Hotel operations    15,928,803   15,329,302   5,159,983   4,569,533
Other                   1,084,839    2,261,522     257,534     466,499
   Total Revenues      34,524,809   34,776,108  11,948,912  10,823,377
Expenses
 Cost of Sales        14,431,434   15,128,731   5,573,449   5,184,012
 Operating-real estate
           and hotel   7,506,638    7,936,364   2,545,564   2,868,280
 Selling, general &
        administrative 4,484,149    4,818,769   1,472,414   1,453,796
Depreciation and
      amortization     2,843,152     2,936,308  1,009,650   1,091,379
Real estate taxes      1,969,607     1,977,386    657,666     589,267
  Interest             2,182,123     1,694,663    739,935     523,731
  Total Expenses      33,417,103    34,492,221 11,998,681  11,710,465

Income(loss) before
income taxes, minority
interests and
cumulative effect of
change in accounting
for income taxes       1,107,706      283,887   (49,769)   (887,088)

Income taxes - Note 3  (428,000)    (278,000)   (106,000)    28,000
Minority interests      362,995      468,840     230,327    222,038

Income (loss) before
cumulative effect of
accounting change     1,042,701      474,727     74,558    (637,050)

Cumulative effect as
of July 1, 1993
of change in method
of accounting for
income taxes - Note 4     -        1,173,000         -           -
Net Income (Loss)    $1,042,701   $1,647,727   $  74,558    $(637,050)

Earnings(loss) per share:
Income(loss) before
cumulative effect
of accounting change    $ 1.55     $  .70       $ .11        $ (.94)

Cumulative effect of
accounting change           -        1.74           -             -
Net Income(Loss)        $ 1.55     $ 2.44        $ .11        $ (.94)

Average shares
outstanding            673,946       676,077       673,718      673,307


SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                UNAUDITED


                                              Nine Months ended
                                                  March 31,
                                             1995          1994

OPERATING ACTIVITIES
 Net Income                               $ 1,042,701   $ 1,647,727
 Adjustments to Reconcile Income to Net
 Cash Provided by Operating Activities:
      Depreciation and Amortization         2,843,152      2,936,308
 Minority Interests' Share of Loss in
       Subsidiaries                          (362,995)      (468,840)
 Change in Method of Accounting for
    Income Taxes                                -         (1,173,000)

Changes in Operating Assets and Liabilities
     (Increase) Decrease in Accounts and Other
       Receivables                           (971,798)        684,154
Increase in Inventories                      (798,832)       (837,795)
Increase in Other Assets                    (1,261,727)       (37,710)
Increase in Accounts Payable                    59,335       2,177,009
Increase (Decrease) in Other Liabilities       (25,467)        120,311
     NET CASH PROVIDED BY OPERATIONS            524,369      5,048,164

INVESTING ACTIVITIES
 Purchases of Property Plant and Equipment   (4,100,100)    (4,686,758)
 Investment in and Advances to Affiliated
 Entities-Net                                   216,711     (1,503,824)
 Payments Received on Mortgages Receivable      530,000        135,000

NET CASH USED BY INVESTING ACTIVITIES        (3,353,389)    (6,055,582)

FINANCING ACTIVITIES
 Proceeds from Mortgages and Notes Payable    4,000,000      (1,388,201)
 (Payments) Proceeds-Long Term Debt          (1,497,063)       1,776,206
 Other Financing Activities                     (14,040)       (161,388)

NET CASH PROVIDED BY FINANCING ACTIVITIES      2,488,897        226,617

DECREASE IN CASH AND CASH EQUIVALENTS           (340,123)      (780,801)
Cash and Cash Equivalents at Beginning of
                        Period                  1,316,144      1,504,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  976,021    $   723,998

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THE FIRST REPUBLIC CORPORATION OF AMERICA
                           AND SUBSIDIARIES
    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1995 and the consolidated statements of operations and cash flows for the nine month periods ended March 31, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented, have been made.


2.   INVENTORIES
                                March 31,           June 30,
                                 1995                   1994
Work-in process and
       raw materials          $ 2,531,462         $ 1,978,575
 Finished goods                 2,998,915           2,752,970
                              $ 5,530,377         $ 4,731,545


3.   INCOME TAXES
                                        Nine Months Ended
                                            March 31,
                                  1995               1994

     Federal                   $ 150,000            $  30,000
     State                       278,000              248,000
                               $ 428,000            $ 278,000


4.   CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

Effective July 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
                         (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the nine months ended March 31, 1995 increased by approximately $1,603. Net cash provided by operating activities was approximately $524. Net cash provided by financing activities was approximately $2,489. Net cash of approximately $3,353 was used for investing activities.

The company has a $10,000 term loan and a $3,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At March 31, 1995, $2,600 is outstanding under the line of credit. The term loan, which has an outstanding balance of $8,278 at March 31, 1995, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The revolving line, which is renewable annually, is due in January 1996. The interest rate on both facilities is one percent in excess of the lender's prime rate.


On November 30, 1994 the Company obtained a $3,500 mortgage loan collateralized by the Jefferson National Bank building it owns in Miami Beach, Florida. This loan bears interest at one percent in excess of the lender's prime rate and provides for 78 payments of $29 plus interest commencing January 1, 1995 and expiring June 1, 2001 when the remaining unpaid balance of $1,225 will become due.

Results of Operations

            Nine months ended March 31, 1995 and 1994

Income from operations before income taxes and minority interests increased $824. The components are as follows:

                                                   (Decrease)
                        1995       1994        Increase

     Real Estate           $ 3,583    $ 2,832    $       751
     Hotel                     113        175            (62)
     Seafood                  (499)    (1,152)           653
     Textile                   656       (186)           842
     Corporate              (2,745)    (1,385)        (1,360)
                           $ 1,108    $   284     $     824

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS  CONTINUED
                         (IN THOUSANDS)



REAL ESTATE

     Revenues increased $823. Increased mortgage interest of $234 was offset by reduced snow removal costs of $130 and there were no significant variations in any other expense category.


HOTEL

     Revenues decreased $223. Hotel earnings decreased $62 as a result of the lower revenues.


SEAFOOD

     Revenues increased $46 in the current period. Overall seafood losses decresed $653 for the seafood division due primarily to increased profits from sales of shrimp which resulted from higher operting margins.


TEXTILES

     Hanora Spinning's earnings increased $166 to $878 for the year due to higher gross profits. Hanora South and J & M Dyers recognized combined profits of $111 compared to last years loss of $415 due to higher revenues and gross profits earned at J & M as a result of a substantial contract received from a new customer that expired in December 1994. Whitlock Combing which sold its equipment and substantially ceased operations in June 1992, incurred a loss of $333 in the current period as compared to a loss of $485 last year. Overall, textile revenues increased $542.


CORPORATE

     Corporate, which includes the Giftware operations had an expense of $2,745 as compared to last years expense of $1,385. The difference is due substantially to income of $1,322 recognized last year when the company terminated a royalty agreement it had with the purchaser of the Towle Silvermiths assets.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - CONTINUED
                         (IN THOUSANDS)

           Three months ended March 31, 1995 and 1994

Income from operations before income taxes and minority interests increased $838. The components are as follows:

                                                   (Decrease)
                        1995       1994        Increase

     Real Estate           $ 1,115    $   342    $       773
     Hotel                    (110)      (132)            22
     Seafood                  (493)      (506)            13
     Textile                   271         85            186
     Corporate                (832)      (676)          (156)
                           $   (49)   $  (887)    $      838


REAL ESTATE

     Revenues increased $675. Mortgage interest increased $108, snow removal costs decreased $125 and there were no significant variations in any other expense category.


HOTEL

     Hotel earnings increased $22, although revenues decreased
$85. This is attributable to $101 of additional management fees paid last year to the management company that oversees the operations of the hotel.


SEAFOOD

     Although revenues increased $440, earnings increased $13 primarily due to a softening of shrimp operating margins occurring during the current quarter.


TEXTILES

     Earnings increased $186. Hanora Spinning's earnings increased $96. Hanora South and J & M Dyers incurred combined losses of $44 as compared to last year's losses of $32. Whitlock
Combing had a $102 decrease in losses. The Whitlock wool combing plant was closed in June 1992.


CORPORATE

     Corporate losses increased $156, due primarily to increased interest expense of $106 due to higher interest rates.

                   PART II. OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K.

               Exhibits: None

               Reports:  There were no reports on Form 8-K filed
                         during the quarter ended March 31, 1995.



                         SIGNATURES



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    The First Republic Corporation of America


Date: May 18, 1995                 /s/    Norman A. Halper
                                           Norman A. Halper
                                           President

Date: May 18, 1995                /s/     Harry Bergman
                                           Harry Bergman
                                           Treasurer