Form 10-K
period 1995-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1995-11-02
CIK 36856

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal year ended June 30, 1995
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



Registrant's telephone number, including area code:(212) 279-6100

Securities registered pursuant to Section 12(b) of the Act:

                              None

Securities registered pursuant to Section 12(g) of the Act:


               Common Stock Par Value $1 per share
                        (Title of Class)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 15, 1995, 673,217 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $1,872,000 (based upon the price paid by Registrant for shares).


              Documents Incorporated by Reference
                         See Item 14(c)

            The First Republic Corporation of America

                          10-K Contents


                                                              Page

PART I

Item 1. Business                                                1
Item 2. Properties                                              5
Item 3. Legal Proceedings                                      10
Item 4. Submission of Matters to a Vote of Security Holders    10

PART II

Item 5. Market for the Registrant's Common Stock and Related
         Security Holder Matters                               11
Item 6. Selected Financial Data                                12
Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   13
Item 8. Financial Statements and Supplementary Data            16
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                   52

PART III

Item 10. Directors and Executive Officers of the Registrant    53
Item 11. Executive Compensation                                55
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                           57
Item 13. Certain Relationships and Related Transactions        59

PART IV

Item 14. Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K                                  62

Signatures                                                     64

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

     During the 1995 fiscal year, the Company obtained a $3,500,000 mortgage loan on the Jefferson National Bank Building it owns in Miami Beach, Florida, which loan bears interest at the rate of 1% in excess of the lenders prime rate per annum, provides for 78 payments of $29,167, plus interest, commencing January 1, 1995 and expiring June 1, 2001 when the remaining balance of $1,225,000 will become due.

b.   Financial Information about Industry Segments

     The sales and operating profit (loss) from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 1995 are set forth in Note 2 (Industry Segments) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item
     8. hereof.

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

     Real estate revenues accounted for 34%, 32% and 32% of consolidated revenues from operations for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

Hotel

The Company owns and operates a 288 room hotel and convention center known as the Sheraton Inn-Syracuse, located in Liverpool, New York. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

Hotel revenues accounted for 11% of consolidated revenues from operations for each of the fiscal years ended June 30, 1995, 1994 and 1993.

Seafood

The Company's 80.2% owned subsidiary, Bluepoints Company Inc. ("Bluepoints"), holds title to approximately 13,000 acres of land under the water of the Great South Bay between Fire Island and Long Island's South Shore in New York State. Bluepoints harvests hard-shell clams on this property. Bluepoints competes with others on the basis of quality of product and reliability of delivery.

Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints over the past several years, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams increased 1% as compared with the fiscal year ended June 30, 1994. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 1994 decreased 6% compared with the prior fiscal year.
For the period July 1, 1995 through August 31, 1995, the aggregate number of clams harvested decreased 42% compared with the same period in the prior year. This was due to a temporary condition commonly known as Brown Tide, which adversely affects the harvesting of clams.

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

Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, which are both located in Ecuador. Sales of shrimp from the foregoing operations approximated $1,495,000 and $671,000 for the fiscal years ended June 30, 1995 and 1994, respectively. In addition, Bluepoints also owns a 38% interest in another Ecuadorian shrimp farming operation. See Item 12 and 13 below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

The Company also owns a 50% interest in Lambert Seafood Company, a scallop operation in Cape Canaveral, Florida. In the current fiscal year, there was an increased scallop harvest as compared to last year; however, there can be no assurance that extensive beds of scallops will be found in the future. Lambert's revenues for scallop operations increased from $3,702,000 in the prior year to $4,217,000 in the current fiscal year.

Seafood revenues accounted for 15%, 13% and 15% of consolidated revenues from operations for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

Textile

Hanora Spinning, Inc. ("Hanora"), a wholly-owned subsidiary of the Company, operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 1995, Hanora purchased approximately $387,000 of additional equipment. The backlog of yarn sales on August 31, 1995 was approximately $7,400,000 as compared to $5,500,000 a year ago. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 1996. One customer accounted for approximately 16% of Hanora's total sales during the 1995 fiscal year. The loss of this customer would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

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

Whitlock Combing Co. Inc. ("Whitlock"), a wholly-owned subsidiary owned a wool combing plant in Allendale, South Carolina. In June 1992, Whitlock sold substantially all of the assets of its wool combing business and ceased all of its remaining operations.

Pursuant to a Consent Order entered into in 1985 with the South Carolina Department of Health and Environmental Control ("DHEC"), Whitlock recognized approximately $-0- and $119,000 of costs during the fiscal years ended June 30, 1995 and 1994, respectively, to clean up the property on which the wool combing plant was located and to implement a groundwater monitoring program. It is estimated that the anticipated remaining cost of completing all remedial action will not be significant.

Textile revenues accounted for 38%, 37% and 39% of consolidated revenues from operations for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

Health Care

The Company owns a 49.9% partnership interest in two nursing homes located in Jersey City, New Jersey (the "Jersey City Facility") and Rochelle Park, New Jersey (the "Rochelle Park Facility"). The Jersey City and Rochelle Park Facilities (see Item 2-Health Care Segment below) contain 180 beds and 240 beds, respectively, and each facility provides skilled and intermediate nursing care to both private and Medicaid residents. The Rochelle Park Facility also includes a 121-unit senior citizen residence and an adult day care center. Skilled and intermediate care facilities provide nursing services through the use of professional and nonprofessional employees. The nursing homes attempt to obtain residents through referrals from acute care hospitals, physicians, residential care facilities, church groups and other service organizations in the communities in which the facilities are located. There are competing facilities in these communities. In competing for residents, the reputation of the Company's facilities in the community and their physical appearance are important factors, since members of the resident's family generally participate to a greater extent in selecting skilled and intermediate nursing facilities than in selecting an acute care hospital. The Company's facilities also experience competition in employing and retaining high quality professionals and nonprofessional employees, including nurses, technicians, aides and others. The Company also owns a 49.9% partnership interest in a nursing home in Whiting, New Jersey. This facility is net leased to the operator of the facility under a lease which expires on December 31, 2011.

ITEM 2. PROPERTIES

       Location                         General Character (1)

Real Estate Segment

Video Film Center                  10-story office building;
315-329 W. 44th Street             165,000 rentable square feet;
New York, New York                 90% rented.


Junior Coat Building               18-story office, showroom and
250 W. 39th Street                 manufacturing facility;
New York, New York                 182,000 rentable square feet;
                                   80% rented.


Jefferson National Bank Building   6-story office building;
4100 Pinetree Drive                39,300 rentable square feet;
Miami Beach, Florida               100% rented.


First Republic Office Park         Two, two-story office
Thruway and Electronics Parkway    buildings with 49,000 and
Liverpool, New York                35,000 rentable square feet;
                                   14 acres of land; 80% rented.

Waltham Engineering Center         17 multi-story industrial
Waltham, Massachusetts             buildings; in excess of
                                   380,000 rentable square feet;
                                   parking facilities; 93%
                                   rented.

East Newark Industrial Center      30 multi-story industrial
East Newark, New Jersey            buildings; in excess of
                                   1,000,000 rentable square
                                   feet; parking facilities; 85%
                                   rented; second mortgage held
                                   by Bluepoints in the amount of
                                   $310,744 at September 1, 1995.

Nyanza Building                    Four-story and basement
Woonsocket, Rhode Island           industrial building; 300,000
                                   rentable square feet; used by
                                   Company as spinning plant
                                   (100,000 sq. ft.) and balance
                                   rented to others; 58% rented.

Greensboro North Shopping Center   Approximately 13.5 acres of
Greensboro, North Carolina         land and 128,000 square feet
                                   of space in buildings located
                                   thereon; 70% rented.

Greensboro South Shopping Center   Approximately 13 acres of land
Greensboro, North Carolina         and 141,000 square feet of
                                   space in buildings located
                                   thereon; 95% rented.

Shopping Center                    Approximately 13.5 acres of
Richmond, Virginia                 land and 130,000 square feet
                                   of space in buildings
                                   located thereon; 100% rented.

London Bridge Shopping Center      Approximately 10.2 acres of
Virginia Beach, Virginia           land and 100,000 square feet
                                   of space in buildings located
                                   thereon; 98% rented.

Vacant land                        Approximately 21 acres;
Melbourne, Florida                 suitable for development as a
                                   shopping center.

Sunscape Apartments                167-unit residential garden
Orlando, Florida                   apartments located on
                                   approximately 12 acres of
                                   land; 90% rented. (Company
                                   owns 50% of Sunscape
                                   Associates, a partnership
                                   which owns the apartments).

Shopping Center                    Approximately 22.7 acres of
Brookhaven, Pennsylvania           land and 196,000 square feet
                                   of space in buildings located
                                   thereon; 88% rented.

Newburyport, Massachusetts         4-story building; 168,000
                                   rentable square feet of space;
                                   presently vacant.

                                   3-story building, 13,800
                                   rentable square feet of space;
                                   100% rented.

                                   Two-story building and
                                   warehouse; 5,000 square feet,
                                   presently vacant.

Hotel Segment

Sheraton Inn-Syracuse              288-room motor hotel and
Thruway and Electronics Parkway    convention center; indoor
Liverpool, New York                pool; operated under Sheraton
                                   franchise.

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

Mattituck, New York                Approximately 1 acre of land
                                   in Long Island; used as a grow
                                   out pond for the clam
                                   hatchery.

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

Englishman Island                  Approximately 600 acres of
Guayaquil County, Ecuador          land including 288 acres owned
                                   and the balance held under a
                                   10-year concession, expiring
                                   April 2004, containing shrimp
                                   ponds and drainage canals.

Vacant Land                        Bluepoints has a 62.5%
Guayaquil, Ecuador                 interest in a company that
                                   owns approximately 100,000
                                   square feet of riverfront
                                   land.

Ayangue                            Bluepoints has a 62.5%
Guayas Province, Ecuador           interest in a company that
                                   owns approximately 56 acres of
                                   land used for a shrimp
                                   hatchery.

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

Corporate Office

302 Fifth Avenue                   5,400 square feet of executive
New York, New York                 offices; month-to-month tenant
                                   at a rent of $8,050 per month.
                                   See Item 13 below.

(1)-Reference is made to Schedule III for information with respect to mortgages encumbering certain properties listed in the table.

(2)-Except as otherwise noted, the properties listed in the Seafood Segment are owned by Bluepoints Company, Inc., an 80.2% owned subsidiary of the Company.

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

     There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a high of $48.00 in July 1993 to a low of $30.00 in May 1995.

     Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 15, 1995, there were 850 holders of record of the Company's common stock.

c.   No dividends have been paid during the two years ended June
     30, 1995. The Company has no intention of paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                        Fiscal year ended June 30
                               1995     1994     1993     1992     1991
                               (In thousands except per share amounts)

Revenues                     $48,216  $48,119  $47,036  $49,152  $53,811

Income before interest
  and income taxes           $ 4,450  $ 3,308  $  743   $ 3,062  $ 1,692

Interest costs               $ 2,993  $ 2,166  $ 2,239  $ 2,636  $ 2,929

Income (loss) from
  continuing operations
  before extraordinary
  income and cumulative
  effect of accounting
  change                     $ 1,010  $    88  $(1,369) $    84  $  (436)

Net income (loss) per share
  of common stock from
  continuing operations      $  1.50  $   .13  $ (2.00) $   .12  $  (.63)

Total assets                 $82,740  $80,164  $79,106  $79,705  $84,124

Long-term debt               $25,540  $23,870  $22,234  $21,598  $16,049

Stockholders' equity         $43,254  $42,264  $40,872  $42,732  $42,705

Cash dividends per
 common share                   NONE     NONE     NONE     NONE     NONE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 1995 increased by approximately
$428,000 as compared to the prior year.

Net cash provided by operating activities was approximately $3,453,000 during the 1995 fiscal year. Net cash provided by financing activities was approximately $2,607,000. Net cash of approximately $6,081,000 was used for investing activities. The Company has a $3,000,000 revolving line of credit, renewable annually, with its principal lender with interest at one percent over the lender's prime rate. At June 30, 1995, $2,400,000 was outstanding under the line.

During the three years ended June 30, 1995, the Company incurred capital expenditures of approximately $10,929,000. In addition, approximately $4,285,000 was expended for tenants' improvements during this three year period.

Results of Operations

Real Estate

In fiscal 1995 real estate operating profits increased $844,000 on a revenue increase of $1,099,000 as compared to the prior year.
The increase in revenues was primarily attributable to increased occupancy at substantially all of the Company's real estate properties. The new mortgage on the Jefferson Bank Building in Miami Beach, Florida and a full years' expense on the Greensboro South Shopping Center mortgage obtained last year, increased interest expense by $346,000. The Company's real estate operating profits decreased $70,000 in fiscal 1994 as compared with the prior year, while revenues increased $72,000 over the same period. The decrease in operating profits was primarily attributable to $ 100,000 of interest expense on the new mortgage obtained on the Greensboro South Shopping Center.

Hotel

Operating profits for the Sheraton Inn-Syracuse for fiscal 1995 increased approximately $52,000 on an approximately $123,000 decrease in revenues from the prior year, due to lower operating costs. Operating profits for fiscal 1994 decreased approximately $244,000 on an approximately $15,000 decrease in revenues from the prior year. This was due primarily to $160,000 of additional fees paid to the management company that oversees the operations of the hotel and other small increases in operating costs.

Seafood

Overall, revenues for the seafood division increased by 18% as compared to the prior year. Losses from operations (including equity share of losses in affiliated entities) in fiscal 1995 were $1,756,000 as compared to a loss of $2,170,000 last year. The increase in revenues was attributable to importation of shrimp from Costa Rica. Ecuadorian operations sustained a loss of $1,684,000 as compared to last year's loss of $1,848,000. Losses continued during fiscal 1995 due to limits on shrimp production caused by poor water quality in the Company's shrimp ponds. The Company believes that the steps it has now implemented have improved the water quality and that shrimp production should increase in the current fiscal year. The Company received a $450,000 distribution from its scallop investment, but incurred a $54,000 loss from operations. Bluepoints' Long Island operations had income of $170,000. There was a loss of $188,000 from the discontinued soft shell crab operation, whose assets have been put up for sale. The fiscal 1994 revenues for the seafood division decreased by 15% as compared to the prior year. Losses from operations in fiscal 1994 (including equity share of losses in affiliated entities) were $2,170,000 as compared to a loss of $847,000 in fiscal 1993. The reduction in revenues was attributable to declining shrimp sales from Ecuador, which were partially offset by the importation of shrimp from Costa Rica. Due to the lower revenues, Ecuadorian operations sustained a loss of $1,848,000. Although the Company received a $190,000 distribution from its scallop investment, it incurred a $492,000 loss due substantially to write down of leasehold carrying costs and depreciation expense on remaining assets. Bluepoints' Long Island operations had income of $282,000, significantly lower than the prior year due to reduced profits from sale of shrimp imported from Ecuador and higher operating costs in the clam operations. There was a loss of $112,000 from the discontinued soft shell crab operation.

Textile

Revenues for the textile division increased by 2% over last year, and earnings increased $984,000. Hanora Spinning's earnings increased $120,000 to $1,258,000 due substantially to lower operating costs. Hanora South and J & M incurred a combined profit of $200,000 as compared to last year's loss of $490,000 due to higher revenues and gross profits earned at J & M as a result of a substantial contract received from a new customer that expired in December 1994. Whitlock incurred expenses of $389,000 (including depreciation of $91,000) relating to its property in South Carolina which is being offered for sale. During the three years ended June 30, 1995, the Company purchased approximately $1,719,000 of machinery and equipment for the textile operations. In fiscal 1994, revenues for the textile division were approximately the same as fiscal 1993, but earnings increased $1,885,000. Hanora Spinning's earnings increased $494,000 to $1,138,000 due substantially to higher operating margins. Hanora South and J & M incurred combined losses of $490,000 as compared to losses of $758,000 in fiscal 1993. Whitlock incurred a loss of $563,000 which included costs to clean up the property on which its wool combing plant was located, and has put up the property for sale.

Health Care

In fiscal 1995, the Company recognized income of $639,000 from its investment in health care operations. In fiscal 1994, the Company recognized income of $713,000 from this investment. In fiscal
1993, the Company recognized income of $755,000.

Corporate/Other

Corporate interest and expenses for the last three years was $4,852,000, $4,826,000 and $4,925,000, respectively. Corporate and other revenues for the last three years was $813,000, $3,213,000 and $951,000, respectively. Other revenues includes the operations of Merrimac Corporation other than those related to the ownership of real estate which are included in the real estate operations. The increase in other revenues in fiscal 1994 was due to $1,322,000 of income resulting from the termination of a royalty agreement with the purchaser of the Merrimac Silversmith assets, a $446,000 reduction in the Merrimac pension obligation pursuant to curtailment of a pension plan, and $500,000 received from the settlement of a lawsuit. Aside from the foregoing, all corporate expenses, including interest on the Company's term loan and revolving line of credit, have remained relatively constant for the last three years.

       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of three years in the period ended June 30, 1995. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a.). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries and the hotel division, which statements reflect total assets constituting 15% in 1995 and 14% in 1994, and total revenues constituting 15% in 1995, 13% in 1994 and 12% in 1993, of the related consolidated totals, (b) the Mondragon Companies, accounted for on the equity method, and (c) certain health care entities (Bristol Manor Health Care Center, Inc., The Whitehall Residence, Inc., Logan Manor Corp., Harbor View Health Care Center, Inc.), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

                                                ERNST & YOUNG LLP

New York, New York
September 29, 1995

BDO       BDO Stern Cia. Ltda.     Ax. Amazonas 540 y Carrion
          Auditores                Edificio Londres, 6to. piso
                                   Telfs.:  544024-544263-552271
                                   Telefax:  593-2 544263
                                   P.O. Box 17-11-5058 CC1 Quito-
Ecuador


INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Marchelot S. A. and Subsidiaries
New York, U.S.A.

We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda) and its subsid-iaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and Comercorp S.A. as of June 30, 1995 and 1994, and the related consolidated statements of operations and deficit, and of cash flows for each of the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries as of June 30, 1995 and 1994 and the results of their operations and their cash flow for each of the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles prevailing in the United States of America.

BDO




The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the financial statements, the Company has incurred recurring operating losses and has a net working capital deficien-cy, as of June 30, 1995 which establishes a significant doubt on its capacity to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO STERN

August 11, 1995
Guayaquil, Ecuador

                               DB&B



                     Dermody, Burke & Brown
               Certified Public Accountants, P.C.




                  INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
  FIRST REPUBLIC CORPORATION OF AMERICA
  SHERATON INN - SYRACUSE


We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, SHERATON INN - SYRACUSE as of June 30, 1995 and 1994, and the related statements of income and division control and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Sheraton Inn - Syracuse is owned and operated by First Republic Corporation of America and its affiliated company, First Republic Building Corporation. The accounting records maintained in Syracuse relate only to the transactions incurred in the daily operation of the Hotel. Transactions involving debt financing, tax escrow payments, corporate income taxes and property accounts are not reflected on the Hotel's books but are the accounting responsi-bility of First Republic and its affiliate. These financial statements are issued for inclusion in the financial statements of First Republic Corporation of America and should not be considered separately in determining the financial position and results of operations of the Sheraton Inn - Syracuse.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of FIRST REPUBLIC CORPORATION OF AMERICA, SHERATON INN - SYRACUSE at June 30, 1995 and 1994 and the results of its opera-tions and its cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.



                              DERMODY, BURKE AND BROWN
                              Certified Public Accountants, P. C.



Syracuse, New York

August 16, 1995

                          LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report


Board of Directors
Bristol Manor Health Care Center, Inc.


     We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of June 30, 1995 and 1994, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibil-ity of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

     Bristol Manor Health Care Center, Inc. is a member of a group of affiliated entities and, as disclosed in the financial state-ments, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


                                        LOEB & TROPER


August 16, 1995

                           LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report


Board of Directors
Bristol Manor Health Care Center, Inc.


     We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of December 31, 1994 and 1993, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibili-ty of the organization's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Bristol Manor Health Care Center, Inc. is a member of a group of affiliated entities and, as disclosed in the financial state-ments, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


                                        LOEB & TROPER


February 28, 1995

                           LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report


Board of Directors
The Whitehall Residence, Inc.



     We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of June 30, 1995 and 1994, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

     The Whitehall Residence, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

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



                                        LOEB & TROPER



August 16, 1995

                          LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report




Board of Directors
The Whitehall Residence, Inc.


     We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of December 31, 1994 and 1993, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The Whitehall Residence, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

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



                                        LOEB & TROPER

February 28, 1995

                          LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report




Board of Directors
Logan Manor Corp.



     We have audited the accompanying balance sheet of Logan Manor Corp. as of June 30, 1995 and 1994, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

     Logan Manor Cob. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

     The accompanying financial statements have been prepared assuming that Logan Manor Corp. will continue as a going concern. As discussed in Note E to the financial statements, the corporation has suffered recurring losses from operations and has a retained earnings deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        LOEB & TROPER



August 16, 1995

                          LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report


Board of Directors
Logan Manor Corp.


     We have audited the accompanying balance sheet of Logan Manor Corp. as of December 31, 1994 and 1993, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Logan Manor Corp. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including significant borrowings. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.



                                        LOEB & TROPER



February 28, 1995

                          LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report


Board of Directors
Harbor View Health Care Center, Inc.


     We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of June 30, 1995 and 1994, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

     Harbor View Health Care Center, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.



                                        LOEB & TROPER


August 16, 1995

                          LOEB & TROPER

        655 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

                       TEL: (212) 867-4000
                       FAX: (212) 867-9810



                  Independent Auditor's Report


Board of Directors
Harbor View Health Care Center, Inc.


     We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of December 31, 1994 and 1993, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the organization's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Harbor View Health Care Center, Inc. is a member of a group of affiliated entities and as disclosed in the financial statements, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


                                        LOEB & TROPER


February 28, 1995

          The First Republic Corporation of America and Subsidiaries

                        Consolidated Balance Sheets

                                                           June 30
                                                    1995            1994
Assets
Current assets:
 Cash and cash equivalents                     $ 1,294,475      $ 1,316,144
 Accounts and rents receivable, net of
  allowances of $253,679 and $153,180            5,285,331        5,493,910
 Mortgages receivable-current portion (Note 3)   1,061,079          737,971
 Other receivables                                 253,200          426,530
 Inventories (Note 1)                            5,472,000        4,731,545
 Prepaid expenses and other assets               1,158,828        1,269,255
Total current assets                            14,524,913       13,975,355

Real estate held for rental and hotel,
 at cost (Notes 5 and 8):
 Land                                            8,399,740        8,358,240
 Building and improvements                      41,850,660       39,492,580
 Construction-in-progress                               --          625,844
                                                50,250,400       48,476,664
 Less accumulated depreciation                  22,675,090       21,969,591
                                                27,575,310       26,507,073
Other property, plant and equipment,
 at cost (Note 1):
 Land                                            1,530,849        1,530,849
 Buildings and improvements                      5,337,730        4,928,878
 Leaseholds and improvements                     1,182,233        1,182,233
 Machinery, equipment, parts and vehicles       12,079,826       11,763,504
 Furniture and furnishings                         382,762          391,337
 Construction-in-progress                          924,371        1,157,723
                                                21,437,771       20,954,524
 Less accumulated depreciation and
  amortization                                   7,964,051        7,306,962
                                                13,473,720       13,647,562
Mortgages receivable-net of current
 portion (Note 3)                                  671,420        2,902,044
Investments in and advances to affiliated
 entities (Notes 1 and 4)                       13,670,921       12,165,501
Tenant improvements, net of accumulated
 amortization of $1,858,234 and $1,361,068       5,637,979        4,002,081
Unamortized leasing, financing and other
 deferred costs                                  1,864,174        2,105,782

Other assets:
 Cash and securities in trust for tenants'
  security deposits                              1,485,400        1,529,315
 Mortgage escrow funds and security deposits       187,572          218,376
 Assets held for sale (Note 11)                  1,718,111        1,983,300
 Due from related parties (Note 10)              1,578,886          745,000
 Other                                             351,324          382,239
                                                 5,321,293        4,858,230
Total assets                                   $82,739,730      $80,163,628

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                           June 30
                                                    1995            1994
Liabilities and stockholders' equity
Current liabilities:
 Notes payable, banks (Note 5)                 $ 3,134,759      $ 2,568,016
 Notes payable, related party (Note 10)            640,000          640,000
 Current portion of long-term debt (Note 5)      1,658,075        1,312,114
 Accounts payable                                1,372,861        2,111,893
 Accrued expenses and taxes payable              1,744,319        1,356,246
 Due to related parties (Notes 5 and 10)           893,373        1,328,000
 Other liabilities                                  90,984           96,005
Total current liabilities                        9,534,371        9,412,274

Long-term debt (Note 5)                         25,539,845       23,870,298

Deferred income tax (Note 6)                       637,926          673,926

Other liabilities:
 Tenants' security deposits payable              1,485,400        1,529,315
 Accrued pension (Note 7)                        1,215,840        1,235,000
                                                 2,701,240        2,764,315
Minority interests                                 688,360          775,372

Deferred income (Note 3)                           383,878          403,727
Total liabilities                               39,485,620       37,899,912

Stockholders' equity:
 Common stock, $ 1 par value:
  Authorized, 2,400,000 shares;
  Issued, 1,175,261 shares                       1,175,261        1,175,261
 Additional paid-in capital                     15,000,753       15,000,753
 Retained earnings                              31,440,094       30,429,660
                                                47,616,108       46,605,674
 Less treasury stock, at cost-501,744 and
  501,154 shares (Note 11)                       4,361,998        4,341,958
Total stockholders' equity                      43,254,110       42,263,716
Leases, commitments and contingencies
 (Notes 8 and 9)
Total liabilities and stockholders' equity     $82,739,730      $80,163,628




See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Income


                                                  Year Ended June 30
                                           1995          1994         1993
Revenues:
 Sales-textiles and seafood            $25,391,537   $23,717,207  $24,764,199
 Rents and other revenues-real estate
  and hotel operations                  21,608,443    20,544,116   20,516,437
 Other (including interest income
  of approximately $106,000, $94,000
  and $95,000, respectively)
  (Notes 7 and 11)                       1,215,623     3,857,729    1,755,494
 Equity in loss of affiliated
  entities (Note 4)                       (118,264)   (1,416,679)    (228,481)
                                        48,097,339    46,702,373   46,807,649
Costs and expenses:
 Cost of sales                          21,674,192    20,704,424   22,272,121
 Operating costs-real estate
  and hotel operations                  12,631,176    12,070,807   12,074,090
 Depreciation and amortization           4,182,079     4,168,509    4,113,181
 Interest                                2,993,065     2,165,773    2,238,893
 Selling, general and administrative     5,642,437     6,911,674    6,953,024
 Writedown of property and equipment
 (Note 11)                                 265,189       160,929      800,000
 Minority interests                       (748,233)     (622,413)    (147,711)
                                        46,639,905    45,559,703   48,303,598
Income (loss) before income taxes,
 extraordinary item and cumulative
 effect of change in accounting for
 income taxes                            1,457,434     1,142,670   (1,495,949)
Income tax (expense) benefit (Note 6)     (447,000)   (1,055,000)     127,000
Income (loss) before extraordinary
 item and cumulative effect of
 accounting change                      $1,010,434        87,670   (1,368,949)

Extraordinary income-share of gain on
 extinguishment of debt by affiliated
 entities, net of income taxes
 of $120,000 (Note 4)                            --       300,000           --
Cumulative effect as of July 1, 1993
 of change in method of accounting
 for income taxes (Note 1)                       --     1,173,000           --
 Net income (loss)                      $1,010,434   $ 1,560,670  $(1,368,949)

Per share of common stock (Note 1):
 Income (loss) before extraordinary
 item and cumulative effect of
 accounting change                           $1.50         $ .13       $(2.00)
Extraordinary income                            --           .44           --
Cumulative effect of accounting change          --          1.74           --
Net income (loss)                            $1.50         $2.31       $(2.00)

See notes to consolidated financial statements.

              The First Republic Corporation of America and Subsidiaries

                   Consolidated Statements of Retained Earnings



                                      Year ended June 30
                              1995          1994          1993

Balance, beginning of
year                      $30,429,660   $28,868,990   $30,237,939

Net income (loss) for
the year                    1,010,434     1,560,670    (1,368,949)

Balance, end of year      $31,440,094   $30,429,660   $28,868,990



See notes to consolidated financial statements.

          The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Cash Flows

                                         Year ended June 30
                                 1995         1994         1993
Operating activities
Net income (loss)             $1,010,434   $1,560,670  $(1,368,949)
Adjustments to reconcile
 net income (loss) to net cash
 provided by operating activities:
   Depreciation and
    amortization               4,182,079    4,168,509    4,113,181
   Writedown of property and
    equipment                    265,189      160,929      800,000
   Deferred income taxes         (36,000)     150,000           --
   Cumulative effect of change
    in method of accounting for
    income taxes                      --   (1,173,000)          --
   Equity in net (income) loss
    of affiliated entities       118,264      996,679      228,481
   Minority interests' share
    of loss in subsidiaries     (748,233)    (622,413)    (147,711)
   Changes in operating assets
    and liabilities:
     Accounts, rents and other
      receivables                381,909      966,548      (59,091)
     Inventories                (740,455)    (950,302)    (175,477)
     Prepaid and other assets    110,427    1,217,218     (983,506)
     Due from related parties   (217,250)           -     (602,552)
     Accounts payable           (739,032)     412,968     (120,807)
     Accrued and other current
      liabilities                383,052     (740,483)    (815,256)
     Due to related parties     (434,627)     573,000     (202,689)
     Other liabilities           (82,924)    (530,532)    (516,365)
Cash provided by operating
 activities                    3,452,833    6,189,791      149,259

Investing activities
Purchases of real estate
 held for rental             (2,815,491)   (2,216,655)    (855,696)
Purchases of other property
 plant and equipment         (1,340,667)   (1,622,258)  (2,078,539)
Additions to tenant
 improvements                (2,229,991)     (698,933)  (1,355,693)
Investment in affiliated
 entities                    (2,440,294)   (3,257,822)          --
Distribution in excess of
 equity in earnings from
 affiliated entities             816,610      915,000      644,000
Proceeds from sale of
 machinery and equipment                                 1,150,000

Payments received on
 mortgages receivable          1,907,516      616,776      584,182
Other investing activities        21,020   (1,080,394)    (406,305)
Net cash used in investing
 activities                   (6,081,297)  (7,344,286)  (2,318,051)

            The First Republic Corporation of America and Subsidiaries

                                        Year ended June 30
                                 1995          1994          1993

Financing activities
Proceeds from mortgage and
 notes payable to banks      $11,209,241  $ 11,705,000  $ 19,600,000
Payments on mortgages and
 notes payable to banks       (8,626,991)  (10,372,203)  (17,162,506)
Repayment of subordinated
 debenture                            --      (469,336)           --
Minority interests'
 additional paid-in capital       44,585       271,567       235,463
Purchases of treasury stock      (20,040)     (169,188)     (490,828)
Net cash provided by
 financing activities          2,606,795       965,840     2,182,129

Net (decrease) increase in
 cash and cash equivalents       (21,669)     (188,655)       13,337
Cash and cash equivalents
 at the beginning of year      1,316,144     1,504,799     1,491,462
Cash and cash equivalents
 at the end of year          $ 1,294,475   $ 1,316,144   $ 1,504,799

Supplemental disclosure
Income taxes paid            $   582,005      $466,525   $ 1,349,811
Interest paid                $ 2,943,574   $ 2,222,170   $ 2,192,493



See notes to consolidated financial statements.

            The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                June 30, 1995



1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The First Republic Corporation of America ("FRCA") and all majority owned or controlled subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records its investment in partnerships and corporations in which it owns interests ranging from 38% to 50% in accordance with the equity method.

Certain amounts have been reclassified in the prior years' financial statements to conform with the current year's presentation.

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                 June 30
                                           1995           1994

Work-in-process and raw materials     $1,945,308     $1,978,575
Finished goods                         3,526,692      2,752,970
                                      $5,472,000     $4,731,545

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                               Estimated
                 Classification               Useful Life

     Buildings and improvements              15 to 40 years
     Leaseholds and improvements              3 to 31.5 years
     Machinery, equipment, parts
      and vehicles                            5 to 10 years
     Furniture and furnishings                5 years

Tenants' improvements and leasing commissions are amortized over the term of the respective tenants' leases.

Financing costs are amortized over the term of the related debt.

Revenues

Sales of textiles and seafood are recognized when shipments are made to customers. Rental revenue is recognized on an accrual basis in accordance with the terms of the lease except that leases with scheduled rent increases are recognized on a straight-line basis over the life of the lease. Hotel revenues are recognized when the related services are rendered.

Per Share Data

Per share amounts are based on 673,867 (1995), 675,635 (1994) and 683,625 (1993) weighted average shares of common stock outstanding.

         The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Change in Method of Accounting for Income Taxes

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabili-ties are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The change had no effect on pretax income from operations for the year ended June 30, 1994. The cumulative effect of the change increased net income by $1,173,000 or $1.74 per share for the year ended June 30, 1994.

Foreign Operations

A subsidiary, together with certain entities in which the subsid-iary owns a 38% interest, is engaged in shrimp farming operations in Ecuador and all of such entities sell their products solely to a domestic subsidiary of the Company engaged in seafood operations. Financial statements of such foreign entities are translated using the U.S. dollar as the functional currency. Through June 30, 1994, Ecuador had a hyperinflationary currency. Operations include exchange gains of $254,954 (1995) and $108,155 (1994) and an exchange loss of $72,440 (1993) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

        The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations

Following is information about the Company's industry segments for each of the three years ended June 30:



                              1995          1994(a)        1993(a)
Revenues:
 Real estate              $16,436,969   $ 15,337,857   $ 15,266,117
 Hotel                      5,289,114      5,411,804      5,426,396
 Seafood                    7,296,381      6,186,843      7,256,340
 Textile                   18,379,894     17,969,256     18,136,265
 Other                              -      2,147,968(e)     641,603
 Corporate                    813,245      1,065,324        309,409
                          $48,215,603    $48,119,052    $47,036,130
Operating profit
 (loss) (b):
 Real estate(c)           $ 4,612,379    $ 3,768,768    $ 3,838,516
 Hotel                        295,461        243,369        487,045
 Seafood                   (1,111,286)      (547,904)        32,802
 Textile(d)                 1,069,602         85,467     (1,800,047)
 Other                              -      2,147,968(e)     641,603
Total operating profit      4,866,156      5,697,668      3,199,919

Corporate expenses         (3,802,300)    (4,000,349)    (4,067,362)
Corporate interest
 expense                   (1,049,636)      (825,707)      (857,145)
Corporate revenue             813,245      1,065,324        309,409
Equity in loss of
 affiliated entities(f)      (118,264)    (1,416,679)      (228,481)
Minority interests            748,233        622,413        147,711
Income (loss) before
 income taxes,
 extraordinary item
 and cumulative
 effect of change
 in accounting for
 income taxes              $1,457,434     $1,142,670    $(1,495,949)

        The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                    1995          1994(a)        1993(a)

Identifiable assets:
 Real estate                    $34,863,392    $34,914,215    $34,133,213
 Hotel                            3,026,711      3,301,524      3,754,476
 Seafood                         12,749,755     11,903,902     10,710,620
 Textile                         18,730,039     18,766,487     20,017,057
 Corporate and other (g)         13,369,833     11,277,500     10,490,212
                                $82,739,730    $80,163,628    $79,105,578

Depreciation and amortization:
 Real estate                    $ 2,035,785    $ 1,893,119    $ 1,598,018
 Hotel                              631,786        617,744        733,456
 Seafood                            218,794        263,399        268,348
 Textile                          1,181,073      1,184,057      1,273,683
 Corporate and other                114,641        210,190        239,676
                                $ 4,182,079    $ 4,168,509    $ 4,113,181

Capital expenditures-net:
 Real estate                    $ 4,531,561     $2,648,694     $2,092,488
 Hotel                              545,673        262,763        118,901
 Seafood                            483,927      1,323,087        473,651
 Textile                            592,475        240,715        886,166
 Corporate and other                232,513         62,587        718,722
                                 $6,386,149     $4,537,846     $4,289,928


(a)-Certain amounts have been reclassified to conform with 1995 presentation.

(b)-Operating profit (loss) does not include the Company's share of results of affiliated entities. Amounts for 1994 and 1993 have been reclassified from amounts previously reported to conform with such presentation.

(c)-Reflects mortgage interest expenses of $1,564,524 (1995), $1,230,545 (1994) and $1,114,454 (1993).

(d)-Includes losses from Whitlock (see Note 11b).

          The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

(e)-Includes $1,321,775 for termination of royalty agreements and $446,000 for curtailment of pension benefits (see Note 7).

(f)-See Note 4.

(g)-Consists principally of investments in and advances to affiliated entities.

The Company's operations in the industry segments detailed above consist of:

 Real Estate-ownership of loft, office and industrial buildings, shopping centers, residential property and vacant land.

 Hotel-ownership and operation of a hotel in Liverpool, New York.

 Seafood-harvesting and sale of hard-shell clams on property owned by the Company, sales of shrimp imported from Ecuador (both grown in Company owned ponds and purchased from a 38% owned investee and other third-parties) and imported from Costa Rica.

 Textile-operations of two yarn spinning plants and a dye house.

Foreign operations, consisting of the operation of a shrimp farm and shrimp hatchery, were conducted in Ecuador through Marchelot S.A. and its wholly-owned and 62.5% owned subsidiaries. For the years ended June 30, 1995, 1994 and 1993, respectively, such entities had sales of approximately $1,495,000, $671,000 and $1,198,000, all of which were to the Company and eliminated in consolidation, and net losses (including a share of net losses from the Mondragon Companies accounted for by the equity method-see Note 4) of $1,549,000, $1,687,000, and $472,000. As of June 30, 1995 and 1994, respective-
ly, such subsidiaries had total assets of approximately $9,211,000, and $8,204,000, liabilities (excluding intercompany loans and advances) of $3,121,000, and $2,871,000 and minority interests of $688,000 and $775,000. In addition, Bluepoints Company Inc., a domestic subsidiary, had outstanding advances to the Mondragon Companies of $4,390,020 and $2,323,901 at June 30, 1995 and 1994,
respectively.

         The First Republic Corporation of America and Subsidiaries

3. Mortgages Receivable

A summary of mortgages receivable is as follows:


                            Interest                             June 30
            Description       Rate       Maturity Date       1995       1994

First lien on motel            8.0    December 1, 1996(1)$  654,789 $  688,903
First lien on condominiums  7.9-10.5  (2)                 1,077,710  2,016,897
First lien on building        11.5    December 1, 1992(3)         --   934,215
                                                          1,732,499  3,640,015
Less payment due within one year
 included in current assets                               1,061,079    737,971
                                                         $  671,420 $2,902,044


(1)-A gain of $786,230, which was realized on the sale of a motel during the fiscal year ended June 30, 1977, has been treated in accordance with the installment method which requires the recognition of gain as cash is collected. The unrecognized portion of the gain of $383,878 and $403,727 is classified in the accompanying balance sheets as deferred income at June 30, 1995 and 1994, respectively.

(2)-Payment terms of mortgages require monthly payments for seven years with the remaining principal balance due at that time. The maturity dates range from January 31, 1995 to December 1, 1998.

(3)-The note was paid in February 1995. The note had been classified as a long-term receivable on the June 30, 1994 balance sheet.

Maturities are as follows:

                                             Amount
         Year ending June 30:
         1995 (past due)                  $  164,523
         1996                                896,556
         1997                                618,830
         1998                                    605
         1999                                 51,985
                                          $1,732,499

            The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                              Company's                   Company's
                           Investments and            Equity in Income
                              Advances                     (Loss)
                      Company's
                      Ownership      June 30         Year ended June 30
                     Percentage  1995     1994     1995     1994     1993
                                          (In Thousands)

Sunscape Associates     50.0% $   354  $   466  $ (112)  $   (88)   $(103)
Lambert Seafood Company 50.0%   1,395    1,899    (541)     (492)    (850)
Mondragon Companies     38.0%   5,794    3,945    (591)   (1,130)(1)  (30)
Health Care Entities(3) 49.9%   6,122    5,843     639       293 (2)  755
Other                  Various      6       13       -         -        -
                              $13,671  $12,166  $ (118)  $(1,417)  $ (228)


(1)-Includes approximately $600,000 of loss related to write-off of the excess of the Company's cost of investment over net assets acquired, as a result of continuing net losses incurred by the affiliate.

(2)-Excludes the Company's $420,000 proportionate share of extraordinary gain on extinguishment of debt in June 1994.

(3)-Equity in income is net of amortization of the Company's cost of investment which exceeded its underlying share of Partnerships' deficiency at date of acquisition. Such excess, which amounted to approximately $3,600,000 and $3,700,000 at June 30, 1995 and 1994,
    respectively, is being amortized over forty years.

Real Estate

Sunscape Associates ("Sunscape") owns a 167 unit garden apartment complex located in Orlando, Florida. The other 50% interest in Sunscape is owned by corporate entities which in turn are owned by officers and directors of the Company.

            The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Seafood

Lambert Seafood Company ("Lambert"):

The Company owns a 50% interest in Lambert which is located in Florida, and is engaged in the business of collecting, processing, and selling scallops.

Condensed financial information of Lambert is as follows:


                                                June 30
                                            1995          1994
Assets
Cash                                    $  147,000    $  144,000
Other current assets                       105,000       384,000
Property and equipment, net
 of accumulated depreciation             2,295,000     2,678,000
Other assets                               732,000       838,000
Total assets                            $3,279,000    $4,044,000


Liabilities
Notes payable and other
 current liabilities                    $  593,000    $  350,000
Loans payable-stockholders               2,626,000     3,525,000
Total liabilities                        3,219,000     3,875,000

Stockholders' equity                        60,000       169,000
Total liabilities and equity            $3,279,000    $4,044,000


                                      Year ended June 30
                                1995           1994        1993

Revenues                   $ 4,217,000    $ 3,702,000  $ 6,858,000
Costs and expenses         (4,326,000)    (4,232,000)   (5,984,000)
Loss on disposal of assets          -       (481,000)   (2,558,000)
Net loss                   $ (109,000)   $(1,011,000)  $(1,684,000)

          The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Bluepoints Company Inc. ("Bluepoints"):

Bluepoints, an 80.2% owned subsidiary of the Company, owns Marchelot S.A. which in turn owns a 38% interest in two Ecuadorian corporations, Isca C.A. and Langomorro CIA. Ltda. (collectively, the "Mondragon Companies"), engaged in shrimp farming operations in Ecuador. The remaining 19.8% of Bluepoints is owned by certain stockholders of the Company. For the year ended June 30, 1995, 1994 and 1993 Bluepoints purchased approximately $775,000, $600,000, and $2,105,000, respectively, of shrimp from the Mondragon Companies.

Condensed combined financial information of the Mondragon Companies are as follows:

                                                June 30
                                           1995         1994

Assets
Current assets                         $1,746,000    $1,816,000
Property and equipment-net of
 accumulated depreciation               7,257,000     3,320,000
Other assets                              973,000     1,094,000
Total assets                           $9,976,000    $6,230,000

Liabilities
Notes payable-banks                    $1,455,000    $1,243,000
Due to Bluepoints and
 other affiliates                       4,516,000     2,741,000
Other current liabilities                 525,000       219,000
Total current liabilities               6,496,000     4,203,000

Long-term debt                            307,000       792,000
Total liabilities                       6,803,000     4,995,000

Stockholders equity                     3,173,000     1,235,000
Total liabilities and equity           $9,976,000    $6,230,000

         The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

                                     Year ended June 30
                               1995         1994         1993

Revenues (principally
 sales to Bluepoints)    $   794,000   $   677,000   $ 2,324,000
Costs and expenses        (2,281,000)   (2,008,000)    2,582,000
Net loss                 $(1,487,000)  $(1,331,000)  $  (258,000)

Health Care

The Company owns 49.9% interests in partnerships which own three nursing homes and a senior citizen residence and adult day care center located in Rochelle Park, Jersey City and Whiting, New
Jersey.

Condensed combined financial information of the 49.9% owned partnerships is as follows:


                                            June 30
                                      1995          1994

Cash                              $ 1,333,000   $ 1,103,000
Accounts receivable, net            2,192,000     1,878,000
Other current assets                  528,000       392,000
Other assets                          758,000       905,000
Property and equipment,
 net of accumulated depreciation   24,785,000    25,723,000
Total assets                      $29,596,000   $30,001,000

          The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

                                                 June 30
                                          1995         1994

Accounts payable                      $ 1,379,000  $ 1,271,000
Other current liabilities               1,204,000    1,226,000
Mortgages payable, current              1,280,000    1,230,000
Mortgages payable, noncurrent          27,280,000   28,592,000
Total liabilities                      31,143,000   32,319,000

Partners' capital deficiency           (1,547,000)  (2,318,000)
Total liabilities and capital
 deficiency                           $29,596,000  $30,001,000


                                     Year ended June 30
                             1995          1994         1993

Revenues                 $21,927,000   $21,273,000  $20,561,000
Expenses                  20,437,000    20,287,000   18,851,000
Income before
 extraordinary item        1,490,000       986,000    1,710,000
Extraordinary income-
 gain in connection with
 with refinancing
 mortgage debt                    -        840,000            -
Net income               $ 1,490,000   $ 1,826,000  $ 1,710,000

          The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                               June 30
                                          1995          1994
Mortgages payable due 1995-2009
 bearing interest at fixed rates
 of 8.5% to 11% and variable rates
 (10% at June 30, 1995) based on
 prime (1), (3) and (4)               $25,571,540   $23,189,684
Onondaga County Industrial
 Development Agency Bonds
 (1) and (2)                            1,500,000     1,800,000
5.5%-9.85% notes to development
 authorities due 1995-2000 (1)            126,380       192,728
Related party                              50,000        50,000
                                       27,247,920    25,232,412
Less payments due within one year:
 Third parties                          1,658,075     1,312,114
 Related party                             50,000        50,000
                                      $25,539,845   $23,870,298

(1)-The net book value of real estate assets pledged as collateral is approximately $21,400,000 and $14,600,000 at June 30, 1995 and
1994, respectively.

(2)-The Company entered into an agreement with the Onondaga County Industrial Development Agency (the "Agency") to finance the construction of two office buildings in Liverpool, New York. Under the terms of the agreement, the Agency issued $4,000,000 of industrial development revenue bonds. The financing was structured in the form of a lease whereby the Company committed to pay $74,050 per quarter plus interest (payable monthly) through December 1999. Interest is at a variable rate with a maximum of 9.5% per annum.
At the completion of the lease term, the property will be trans-ferred to the Company for a nominal sum. This transaction has been recorded as a purchase of the property.

The Company has provided a letter of credit in the amount of $1,500,000 at June 30, 1995 as collateral for the foregoing financing.

         The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

(3)-In fiscal 1995, the Company obtained a $3,500,000 mortgage loan collateralized by the Jefferson National Bank Building in Miami Beach, Florida. This loan bears interest at 1% in excess of the lenders prime rate and provides for monthly principal payments of $29,167 plus interest commencing January 1, 1995 through June 1, 2001 when the remaining unpaid balance of $1,225,000 will become due.

In fiscal 1994, the Company obtained a $3,000,000 mortgage loan collateralized by the Greensboro South Shopping Center in Greensboro, North Carolina. The self-liquidating loan bears interest at a fixed rate of 8.5% per annum and provides for monthly payments of $29,543 including interest and principal commencing April 1, 1994 and expiring March 1, 2009.

(4)-On July 15, 1992, the Company replaced its existing indebtedness with its principal lender with a $10,000,000 term loan and a $3,000,000 revolving line of credit (the "Loan Agreement"), collateralized by a mortgage on the East Newark Industrial Center. At June 30, 1995 and 1994, $2,400,000 and $2,100,000, respectively, is outstanding under the line of credit and is included in "Notes payable banks." The term loan, which has an outstanding balance of $8,111,130 at June 30, 1995 and $8,777,790 at June 30, 1994, requires monthly principal payments of $55,555 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,666,640 will become due. The revolving line, which is renewable annually, is due in January 1996. The interest rate on both facilities is one percent in excess of the lender's prime rate.

The Loan Agreement, as amended, requires the Company to maintain stockholders' equity of at least $42,000,000 and working capital of at least $2,500,000 and not to exceed a specified debt to equity ratio. In addition, it places restrictions on the Company's ability to incur additional indebtedness and on its capital expenditures.

Aggregate principal payments on long-term debt are as follows:

                                          Amount
       Year ending June 30:
       1996                            $ 1,708,075
       1997                              7,672,285
       1998                              9,201,594
       1999                                903,514
       2000                                622,079
       Thereafter                        7,140,373
                                       $27,247,920

          The First Republic Corporation of America and Subsidiaries

6. Income Taxes

At June 30, 1995, the Company has net operating loss carryforwards of approximately $68,900,000 for income tax purposes that expire in years 2000 through 2002. Those carryforwards, which resulted from the merger of Merrimac Corporation into FRCA on June 30, 1993, are available to reduce future taxable income, if any, of FRCA but not the taxable income of any other member of the Company's group. Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryforw-ards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   June 30
                                              1995          1994

Deferred tax liabilities:
 Book basis of fixed assets
  over tax basis                         $   783,000   $   981,000
 Book basis of carrying value
 of investee over tax basis                  509,000       531,000
 Gain recognized on installment
 sale for tax purposes                             -       261,000
Total deferred tax liabilities             1,292,000     1,773,000
Deferred tax assets:
 Net operating loss carryforwards         23,328,000    24,242,000
 Miscellaneous                                87,000        60,000
Total deferred tax assets                 23,415,000    24,302,000
 Valuation allowance                      22,761,000    23,202,000
Net deferred tax assets                      654,000     1,100,000
Net deferred tax liability               $   638,000   $   673,000

The components of income/(loss) before income taxes, extraordinary item and cumulative effect of accounting change follow:

                                        Year ended June 30
                                  1995         1994         1993

  Domestic                    $ 2,702,378  $ 2,495,713  $(1,117,347)
  Foreign                      (1,244,944)  (1,353,043)    (378,602)
                              $ 1,457,434  $ 1,142,670  $(1,495,949)

            The First Republic Corporation of America and Subsidiaries

6. Income Taxes (continued)

Significant components of the income tax expense (benefit) are as follows:

                                        Liability          Deferred
                                          Method           Method
                                     1995       1994        1993

Current:
  Federal                        $182,000   $  330,000    $(440,000)
  State                           301,000      575,000      313,000
Total current                     483,000      905,000     (127,000)

Deferred:
  Federal                         (32,000)     133,000            -
  State                            (4,000)      17,000            -
Total deferred                    (36,000)     150,000            -
                                 $447,000   $1,055,000    $(127,000)

The components of the provision (credit) for deferred income taxes for the year ended June 30, 1993, are as follows:

        Depreciation                                       $(223,000)
        Accrual for future services                         (136,000)
        Partnership income                                   315,000
        Other                                                 44,000
        Provision for deferred income taxes                $       -

         The First Republic Corporation of America and Subsidiaries

6. Income Taxes (continued)

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense (benefit) follows:

                              Liability Method            Deferred Method
                          1995               1994              1993
                     Amount   Percent   Amount  Percent   Amount   Percent

Tax at U.S.
  statutory rates   $496,000   34.0%   $389,000   34.0%  $(509,000) (34.0)%

Increases
 (reductions)
 resulting from:
Alternative
  minimum tax              -    -       130,000   11.4           -    -
State taxes, net
 of federal
 tax benefit         196,000   13.5     391,000   34.2     207,000   13.8
Adjustment of
 prior years
 underaccrual
 (overaccrual)
 of income tax       (76,000)  (5.2)    200,000   17.5    (300,000) (20.1)
Loss from foreign
 operations (not
 subject to U.S.
 federal income
 taxes) reduced
 by portion charged
 to minority
 interest for
 which no tax
 benefit is
 recognized          423,000   29.0     460,000   40.2     129,000    8.6
Minority interest
 in loss from
 domestic
 operations         (105,000)  (7.2)    (43,000)  (3.8)     (5,000)   (.3)
Equity in net
 loss of investees
 for which no
 tax benefit is
 recognized           18,000    1.2     167,000   14.6     289,000   19.3

Net operating
 loss carry-
 forwards           (441,000) (30.2)   (712,000) (62.2)          -      -
Other items          (64,000)  (4.4)     73,000    6.4      62,000    4.2
                    $447,000   30.7% $1,055,000   92.3%  $(127,000)  (8.5)%


7. Benefit Plans

FRCA and certain subsidiaries have profit-sharing plans covering substantial-ly all nonunion employees. Contributions to one of the plans is discretion-ary. Total plan costs were approximately $215,000, $205,000 and $205,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

Merrimac Corporation ("Merrimac"), which has been merged into FRCA had noncontributory pension plans covering certain employees. All covered employees participated in the basic pension plan with benefits based upon years of service. In addition, Merrimac maintained a supplementary plan for salaried employees covered by the basic pension plan. This supplementary plan provided benefits based upon salary and years of credited service, with deductions for employees' primary social security benefits and benefits received under the basic plan. The funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits.

The following table sets forth the funded status of the Merrimac pension plans at June 30:


                                              1995            1994
                                          Accumulated     Accumulated
                                           Benefits        Benefits
                                         Exceed Assets   Exceed Assets

Actuarial present value of benefit
obligations
Vested                                     $5,226,000    $5,351,000
Projected benefit obligation                5,226,000     5,351,000

Plan assets (primarily short-term
 money funds) at fair market value          4,447,000     4,491,000
Plan assets less than projected
 benefit obligation                           779,000       860,000

Unrecognized net gain                         437,000       375,000
Net pension liability recognized
 in the Consolidated Balance Sheet         $1,216,000    $1,235,000


Since a significant part of Merrimac's operations have been discontinued, substantially all employees included in the plan have been terminated and no additional service benefits will accrue to such employees. Pursuant to such benefit curtailment, the projected benefit obligation was reduced and the resultant $446,000 reduction of the pension liability was included in other revenue for the year ended June 30, 1994.

Net periodic pension cost included the following components:


                                        1995        1994       1993

Interest cost on projected
 benefit obligation                   $358,000    $372,000   $398,000
Actual return on assets               (390,000)    (24,000)  (369,000)
Net amortization and deferral           58,000    (342,000)   (62,000)
Total pension expense (benefit)       $ 26,000    $  6,000   $(33,000)

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7% at both June 30, 1995 and 1994. The expected long-term rate of return on plan assets was 7% in each of the years 1993 through 1995.

8. Leases

The Company is the lessee under a noncancellable operating ground lease which expires in 2065, provides for rentals of $8,952 per year and requires future minimum rental payments aggregating $617,634 at June 30, 1995. Rent expense includes real estate taxes, and in certain instances utilities and mainte-nance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 10). Total rent expense for all operating leases amounted to approximately $124,000, $120,000, and $122,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

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

          The First Republic Corporation of America and Subsidiaries

8. Leases (continued)

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $2,900,000, $2,700,000, and $3,000,000 in the years ended June 30, 1995, 1994 and 1993, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:


                                            Amount
          Year ending June 30:
               1996                      $13,000,000
               1997                       10,800,000
               1998                        8,500,000
               1999                        6,400,000
               2000                        5,100,000
               Thereafter                 23,600,000
                                         $67,400,000

9. Commitments and Contingencies

a. In 1985, a subsidiary, Whitlock Combing Company, Inc. ("Whitlock), entered into a consent order with the South Carolina Department of Health and Environmental Control in which it agreed to clean up the property on which its plant is located and implement a groundwater monitoring program. In December 1990, soil borings and groundwater samples collected from the site revealed the presence of certain substances reflecting the need to continue remediation. During the fiscal years ended June 30, 1994 and 1993, Whitlock incurred costs of approximately $519,000 and $35,000, respectively, to comply with the consent order; $400,000 of such costs incurred during the year ended June 30, 1994 had been accrued for at June 30, 1993 and charged to 1993 operations. Substantially all clean-up costs have been incurred.

b. The Company, together with the other partners of the health care partnerships (see Note 4), have issued joint and several guarantees on approximately $4,600,000 of the health care partnerships' mortgage loans which are payable in monthly installments through June 1999.

c. A foreign subsidiary has issued a mortgage on its real estate to collateralize bank debt of the Mondragon Companies (see Note 4) of which $1,455,000 is outstanding at June 30, 1995.

          The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                             Percent Ownership by
                    Investment            The Company  Related Party

          Bluepoints Company Inc.
            ("Bluepoints")                   80.2%        19.8%(1)
          Sunscape Associates                50.0%        50.0%
          The Mondragon Companies            38.0%        50.0%(2)
          Larfico Larvas Del Pacifico S.A.   62.5%        25.0%
          Comercorp S.A.                     62.5%        25.0%

(1)-At June 30, 1995 and 1994, the minority share of stockholders' deficiency of Bluepoints amounted to $1,361,636 and $745,000, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A. A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)-Bluepoints has made advances to the Mondragon Companies amounting to $4,390,020 and $2,323,901 at June 30, 1995 and 1994, respectively (see
Note 4). Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

          The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:



                                       Amount            Related Party
      Transactions          1995        1994      1993     Ownership

Insurance purchased in
  participation with
  the Rosen Group
  Properties:
    Premiums incurred   $ 312,000   $ 310,000  $ 385,000       -
    Administrative fee
      received             75,000      75,000     75,000       -
    Payable at June 30
      to Rosen Group
      Properties for
      premiums above      312,000     310,000    276,000       -
Home office rent           95,000      95,000     96,000     100%
Interest on $640,000
  note to the Estate
  of A.A. Rosen            59,000      56,000     56,000       -

See Note 4 for other related party information.


11. Other Matters

a.   Other revenue for the year ended June 30, 1994 includes
     $1,321,775 received in full satisfaction of all remaining royalty obligations pursuant to a royalty agreement which was terminated.

          The First Republic Corporation of America and Subsidiaries

11. Other Matters (continued)

b. In June 1992, Whitlock, which was in the wool-combining busi-ness, sold substantially all of its assets for $3,650,000 and substantially terminated all its remaining operations. A gain of approximately $407,000 on the sale was classified as deferred income, and upon satisfying certain conditions of the sale contract in fiscal 1993, the gain was recognized in income. In the fourth quarter of fiscal 1993 the remaining assets of Whitlock, consisting of land and building which are being held for sale, were written down by $800,000 to their estimated realizable value of approximately $1,500,000. For the year ended June 30, 1993, Whitlock had sales of approximately $354,000 and losses of $1,686,000 (including the amounts referred to above and $435,000 related to costs of the remediation program referred to in Note 9a). During the years ended June 30, 1994 and 1995, respectively, expenses of $563,000 and $389,000 incurred in connection with the land and building held for sale were charged to operations.

c. Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, mortgages receivable and accounts and rents receivable. The Company maintains operating cash accounts at financial institutions in many states along the Eastern seaboard and, for its foreign subsidiaries, in Ecuador. Such accounts are subject to risk to the extent that the balances exceed the institutions' insurable limits. The Company's policy is designed to limit exposure to any one institution. Mortgages receivable are collateralized by real estate in Florida. The Company's management has attempted to mitigate the risk of such mortgages by evaluating the credit worthiness of the prospective borrowers prior to acceptance. Concentrations of credit risk with regard to accounts and rents receivable are limited due to the large number of entities comprising the Company's customer base and such base being dispersed over the industries in which the Company operates.

     Based on an analysis of the financial instruments which poten-tially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 1995.

d. During the years ended June 30, 1995, 1994 and 1993, there were 590,3,656, and 9,644 shares of stock purchased for treasury at a cost of $20,040, $169,188, and $490,828, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:



                              All Positions and
   Name              Age  Offices with Registrant  Served Since

   Irving S. Bobrow  81      Director             April 1983

   Harry Bergman     53      Director             October 1991
                             Treasurer            June 1988
                             Secretary            June 1988

   Norman A. Halper  76      Director             October 1969
                             President            April 1983

   Miriam N. Rosen   75      Director             December 1994

   Jonathan P. Rosen 51      Director             February 1972
                             Vice President       September 1978
                             Chairman of          December 1994
                               the Board

   William M.
       Silverman     53      Director             December 1981

   Louis H. Nimkoff  33      Vice President       June 1988

   Robert Nimkoff    34      Director             April 1991
                             Vice President       June 1988

   Jane G. Weiman    51      Director             December 1991


The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 1995, upon the election and qualification of their successors.

c. Not applicable.

d. Family Relationships

Jonathan P. Rosen is the son of Miriam N. Rosen.
Louis H. Nimkoff and Robert Nimkoff are brothers and are the cousins of Jonathan P. Rosen.
Jane G. Weiman is the sister-in-law of William M. Silverman and the cousin of Jonathan P. Rosen.

e. Business Experience

   Irving S. Bobrow is a member of the New York Bar. For more than the past five years, Mr. Bobrow has been a member of the law firm of Bobrow & Rosen in New York City and has engaged in real estate investments for his own account.

   Miriam N. Rosen is a member of the New York Bar. For more than the past five years, Mrs. Rosen has been counsel to the law firm of Bobrow & Rosen in New York City and has engaged in real estate investments for her own account. Mrs. Rosen became a director of the Company in December 1994.

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

f. Not applicable.

g. Not applicable.

The Company believes, based on written representations received by it, that for the year ended June 30, 1995, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

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

       (a)              (b)          (c)               (i)
    Name and                       Annual             Other
Principal Position     Year     Compensation    Compensation (1)

Jonathan P. Rosen     6-30-95     $123,108          $     -
Chairman

A.A.Rosen             6-30-95      115,763                -
Chairman (deceased
  11-9-94)            6-30-94      223,300           15,810
                      6-30-93      212,504           12,325

Norman A. Halper      6-30-95      238,871           13,690
President and Chief   6-30-94      223,300           15,810
  Executive Officer   6-30-93      212,504           12,325

Harry Bergman         6-30-95      143,955           10,661
Secretary-Treasurer   6-30-94      137,717           10,359
                      6-30-93      128,693           10,873

Steven Bernstein      6-30-95      177,662                -
In-house Counsel


(1) The Company and certain of its subsidiaries maintain two profit-sharing plans which cover a significant number of their employees. Vesting begins at 20% after two years of service with 100% vesting being reached after six years service. Company contributions to one such plan is at the discretion of the Board of Directors. The Company is required to make minimum contributions to the second plan and, at the discre-tion of the Board of Directors, may make additional contribu-tions. The executive officers listed above are covered under the second plan and the amount contributed by the Company to such plan on behalf of each executive officer is set forth under the heading "Other Compensation" in the Executive Compensation Summary.


Compensation of Directors

Each director who is not an officer of the Company is paid $3,000 per quarter.

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 1995. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.


COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among the First Republic Corporation of America, Dow Jones Equity
Market Index and Dow Jones Independent - Conglomerates Index Fiscal Year Ending June 30


                                1990  1991  1992  1993 1994  1995

The First Republic Corporation
  of America                    100    92    88    74   60    52
Dow Jones Equity Market Index   100   108   123   141  143   179
Dow Jones Independent -
  Conglomerates                 100   110   121   155  156   197

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

a.   Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 15, 1995:


                                      Amount and Nature
 Title of      Name and Address         of Beneficial    Percent
   Class      of Beneficial Owner       Ownership(1)    of Class

  Common      Mary Nimkoff               107,207(2)      15.92%
              26 Buttonball Lane
              Weston, Connecticut

  Common      Jonathan P. Rosen          227,726(3)      33.83
              40 East 69th St.
              New York, New York

  Common      Lynn M. Silverman          113,350         16.84
              911 Park Avenue
              New York, New York

  Common      Jane G. Weiman             113,290         16.83
              5610 Wisconsin Avenue
              Chevy Chase, Maryland

(1)-Except as noted below in Notes (2) and (3), all shares are owned directly by the parties listed in the table.

(2)-Includes 8,060 shares representing her proportionate interest in 19,188 shares owned by Tranel, Inc. Tranel, Inc. is a corpora-tion of which 42%, 15.2%, 34.8%, 4% and 4% of the shares of which are owned by Mary Nimkoff, Jonathan P. Rosen, Miriam N. Rosen, Louis H. Nimkoff and Robert Nimkoff, respectively.

(3)-Includes 2,917 shares representing his proportionate interest in 19,188 shares owned by Tranel, Inc.

b.   Security Ownership of Management

     The following table sets forth as of September 15, 1995 certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:


                                                  Common Stock
                         Common Stock             of Bluepoints
                       Amount     Percent     Amount      Percent
Name of Officer     Beneficially    of     Beneficially      of
  or Director         Owned(1)     Class       Owned       Class

Irving S. Bobrow         200        .03%
Robert Nimkoff         1,317(2)     .20
Lou Nimkoff            3,092(2)     .46
Norman A. Halper         400        .06
Jonathan P. Rosen    227,726      33.83     $  500(3)     4.95%
Miriam N. Rosen       31,759       4.72        500(3)     4.95
William M. Silverman     200(4)     .03           (4)
Jane G. Weiman       113,290      16.83        500        4.95
All officers and
 directors as a
 group (8 persons)   377,984      56.15      1,500       14.85

(1)-Messrs. Bobrow, Halper, Silverman and Mrs. Weiman own their shares directly. Jonathan P. Rosen owns 224,809 shares directly.
See Notes (2) and (3) of the preceding table.

(2)-Includes 767 shares representing his proportionate interest in 19,188 shares owned by Tranel, Inc.

(3)-Owned directly.

(4)-Does not include 113,350 shares of common stock and 500 shares of Bluepoints owned by his wife (Lynn M. Silverman) directly. Mr. Silverman disclaims beneficial ownership of such shares.

c.   Changes in Control

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a.   Transactions with Management and Others

     Lynn M. Silverman a principal stockholder of the Company, Jane
     G. Weiman, a director and principal stockholder of the Company, Jonathan P. Rosen, a director, vice president and principal stockholder of the Company, and Miriam N. Rosen, a director of the Company, own in the aggregate 19.8% of the outstanding shares of Bluepoints. The remainder of the shares of Bluepoints is owned by the Company. Lynn M. Silverman is the wife of William M. Silverman, a director of the Company.

     Bluepoints holds a second mortgage loan on the industrial center owned by the Company in East Newark, New Jersey. From July 1994 through September 1995, the Company made payments of $149,850 with respect to such loan, $37,177 of which was applied to the payment of interest and $112,673 to amortiza-tion of principal. As of September 1, 1995, the outstanding principal balance of the loan was $310,744. The loan bears interest at the rate of 8% per annum, provides for monthly payments of $9,990 and is self-liquidating over a period which expires in July 1998.

     The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $8,050 per month as of June 30, 1995, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

     The Estate of A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian Corporations engaged in shrimp farming operations. In the current fiscal year substantially all of Mondragon shrimp production, approximately $775,000 was sold to Blue-points. The Estate of A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12-1/2% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian Corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. From July 1, 1994 through August 21, 1995 The Estate of A.A. Rosen received $59,000 in interest on the $640,000 note.

b.   Certain Business Relationships

     The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 1995, 1994 and 1993, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $312,000, $310,000, and $385,000, respective-ly. The Company received fees of $75,000 in fiscal 1995, 1994 and 1993, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 1995 approximately $312,000 was payable to Rosen Group Properties.

     Tranel Inc. and Statecourt Enterprises, Inc. each owns a 25% interest in 167-unit garden complex located in Orlando, Florida in which the Company owns the remaining 50%. Tranel Inc. is owned by Mary Nimkoff, Jonathan P. Rosen, Miriam N. Rosen, Robert Nimkoff and Louis H. Nimkoff (see Item 12) and Statecourt Enterprises, Inc. is owned 48% by The Estate of A.A. Rosen, 20% by Jonathan P. Rosen and 32% by a trust for Miriam N. Rosen.

c.   Indebtedness of Management

     The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 1995, Larfico was indebted to Bluepoints for $196,667 of loans made by Blue-points to Larfico at various dates between November 8, 1985 and August 5, 1988 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at European American Bank and are due August 1995. Since July 1, 1994, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

     In addition, as of August 31, 1995, Mondragon was indebted to Bluepoints for $4,390,000 of loans made by Bluepoints to Mondragon on various dates between August 28, 1991 and June 28, 1995 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at European American Bank and have no fixed maturity. Since July 1, 1994 the largest aggregate amount of outstanding indebtedness from Mondragon to Bluepoints was $4,390,000. The Estate of A.A.

     Rosen has guaranteed the repayment of 25% of the Larfico
     Indebtedness and 56.8% of the Mondragon Indebtedness.

     Since July 1, 1994, the largest amount of outstanding indebt-edness from Emporsa and Larfico to Mondragon was $1,074,000 of loans. The balance at June 30, 1995 was $704,000. Such loans bear no interest and have no fixed maturity. Since July 1, 1994, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $176,000. The balance at June 30, 1995 was $204,000. Said indebtedness has no fixed maturity and is non-interest bearing.

     As of June 30, 1995, Emporsa and Larfico were indebted to The Estate of A.A. Rosen for $87,000 of loans. Such loans bear interest at prime plus 1% and have no fixed maturity. Since July 1, 1994, the largest amount of outstanding indebtedness from Emporsa and Larfico to the Estate of A.A. Rosen was $87,000.

     As of August 31, 1995, Bluepoints was indebted to the Company for $18,005,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 31, 1995. Such loans bear interest at the rate of 1% over the prime rate in effect at European American Bank and are due on demand or at various dates through September 1996. Since July 1, 1994, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $18,005,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

     The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 1995 the amount of the guaran-tee was $1,361,636.

d.   Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
          AND REPORTS ON FORM 8-K

a. 1. Financial Statements

     The following financial statements of The First Republic
     Corporation of America and Subsidiaries are included in Part
     II, Item 8:

          Reports of Independent Auditors
          Consolidated Balance Sheets-June 30, 1995 and 1994
          Consolidated Statements of Income-Years Ended
           June 30, 1995, 1994 and 1993
          Consolidated Statements of Retained Earnings-Years Ended
           June 30, 1995, 1994 and 1993
          Consolidated Statements of Cash Flows-Years Ended
           June 30, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

          Schedule II-Valuation and Qualifying Accounts
          Schedule III-Real Estate and Accumulated Depreciation
          Schedule IV-Mortgage Loans on Real Estate

          All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

     21  Subsidiaries of the Company

     27  Financial Data Schedule

           The First Republic Corporation of America and Subsidiaries

                  Schedule II-Valuation and Qualifying Accounts




Column A       Column B        Column C                Column D         Column E

                               Additions
               Balance at   Charged to  Charged to                  Balance at
               Beginning of Costs and   Other Accounts  Deductions    End of
Description    Period       expenses     Describe        Describe     Period



Year ended June 30, 1995:
  Allowance for doubtful accounts $153,180  $100,499$    -           $253,679

Year ended June 30, 1994:
Allowance for doubtful accounts   $158,213  $150,000    $155,033(a)  $153,180

Year ended June 30, 1993:
Allowance for doubtful accounts   $ 84,297   $ 73,916    $    -      $158,213




(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

                     The First Republic Corporation of America and Subsidiaries

                       Schedule III--Real Estate and Accumulated Depreciation

                                      Year ended June 30, 1995



Column A          Column B       Column C         Column D        Column E
                               Intial Cost    Cost Capitalized  Gross Amount at
                                to Company     Subsequent to      Carried at
                               Buildings and     Acqusition        of Close
                                 Related            Carrying      Period (a)
                                                                Buildings and
                                                                    Related
Description     Encumberances   Land   Assets   Additions Costs   Land  Assets

Richmond
Shopping Center
Richmond, Virgina
Shopping Center               $293,814 $758,886  $217,995   $360,507  $910,148

First Repbulic Office Park
Liverpool, New York
Two, two-story office
buildings      $1,500,000 (c)  351,600 4,124,256 1,171,199   351,600 5,295,725

Virginia Beach Shopping
Center
Virginia Beach,
Virgina         $2,657,138     250,241    772,113  236,336    397,338  861,352

The First Republic Building Corp.
Liverpool, New York
Motor hotel (c)                 413,779  5,681,562            413,779 5,681,562

Jefferson National Bank
Building-- Miami, Fla.
Six story
office building   3,325,000    2,044,409  5,543,015         2,044,409 5,643,015

Brookhaven Shooping Center
Brookhaven, Pennsylvania
Shopping Center   1,809,522      521,798  3,632,019  706,139  149,457 3,298,221

260 Memmrimac Street
Newburyport, Massachusetts
Three story office building      195,213    377,317   74,429   236,713  410,246

Melbourne, Florida
Vacant land                     1,439,714              3,149  1,422,863 646,959


Totals   $28,672,064  $8,226,475  $37,803,657 $4,220,268 $8,399,740 $41,850,660

[a]--Cost for Federal income tax purposes approximates amounts reflected in
     Column E
[b]--A Mortgage is held by the bank who provides a line of credit to the Company
     (See note 5 to the Consolidated Financial Statements.)
[c]--Assets of the First Republic Building Corp. are also pledged as collateral for the Onodaga County Industrial Development Agency Bonds. (See Note
     5 to the Consolidated Financial Statements).

CON'T.

               Column F      Column G        Column H         Column I

                                                            Life on which
                                                            Depreciation in
                                                            Latest Income
              Accumalated    Date             Date          Statements
Totals        Depreciation   Construction     Acquired      is Computed

$1,270,655    $ 461,910                      3/15/76        25 years

 5,647,325     1,017,332                     10/1/85        5-40 years

 1,258,690       565,404                     3/30/76        25-31.5 years

 6,095,341     5,448,927                     9/21/62        10-25 years

 7,687,424     1,283,856                     4/27/88        31-1/2 years

 3,447,678     1,987,814                    12/16/76        5-33 years

   646,959       121,880                    11/25/87        10-25 years

 1,442,863

                $22,675,090

                The First Republic Corporation of America and Subsidiaries

                  Schedule III--Real Estate and Accumulated Depreciation

                                Year ended June 30, 1995


Column A        Column B        Column C          Column D          Column E

                              Initial Cost to   Cost Captialized  Gross Amount
                                Company         Subsequent to       at which
                              Building and       Acquisition     Carried at
                                  Related          Carrying    Close of Period
                                                               (a) Buildings and
                                                                    Related

Description   Encumbrances    Land  Assets    Additions Costs   Land    Assets

250 W. 39th St.
Building
New York, New York
Eighteen story
office building           $437,559  $1,155,129 $603,978      $437,559 551,151


Waltham Engineering
Center
Waltham, Masssachusetts
Seveenteen multi-story
Industrial bulidings        188,573  2,163,945  453,807       188,573 2,617,752

Sheraton Inn Motor Hotel
Syracuse, Liverpool,
New York
Hotel operations                     1,651,923  4,516,118              6,168,041


Video Film Center
New York, New York
Ten story office
building       $6,000,000   625,000 3,439,061      859,151    625,000 4,298,212


East Newar, New Jersey
Thirty Multi-story
Industrial
buildings    10,511,130(b)  605,089 4,068,693     2,961,266   605,089 1,107,427

Greensboro Plaza
Greensboro, North Carolina
Shopping
  Center                    379,947 1,696,953       657,421   379,947 2,734,321

Greensboro South
Greensboro North Carolina
Shopping
 Center       2,869,244     419,739  1,350,376    1,412,736   706,906 2,475,945


Nyanza Building
Woonsocket Rhode Island
Four story industrial
 building                    60,000  1,288,139    1,110,650     60,000  177,489

          The First Republic Corporation of America and Subsidiaries
       Schedule III-Real Estate and Accumalated Depreciation (continued)


                Column F      Column G     Column H      Column I
                                                        Life on which
                                                        Depreciation in
                                                        Latest Income
                Accumalated   Date of       Date        Statements
Totals          Depreciation  Construction  Acquired    is Computed


$988,710        $125,002                     5/19/67    5-15 years

2,806,325        698,063                     7/1/62     10-20 years

6,168,041       4,441,455                    3/17/69     5-15 years

4,923,212       2,988,168                    10/4/68     33-1/3 years

1,712,516         272,655                    3/11/63     21-1/3 years

2,734,321       1,663,071                   12/1/74      21-1/3 years

3,182,851       1,561,231                   12/1/74      21-1/3 years

  237,489          38,322                   11/1/68      10-20 years

           The First Republic Corporation of America and Subsidiaries

                              Year ended June 30,
       1995                   1994                       1993


     Real Estate Accumulated  Real Estate  Accumulated  Real Estate Accumulated
     Owned       Depreciation Owned        Depreciation Owned       Depreciation


The following is a reconciliation of
 the real estate owned and accumulated
 depreciation, beginning and end of
 the year:

Balance,
beginning
of year  48,476,664  21,969,591  47,118,995  21,230,995  47,348,779 20,372,773

Additions 2,815,491   1,747,254   2,216,655   1,597,582  855,696     1,943,702

Deductions:
 Write-offs
of fully
depreciated
 assets  (1,041,755) (1,041,755)  (858,986)  (858,986) (1,085,480) (1,085,480)

Balance,
end of
year   $50,250,400  $22,675,090  $48,476,664 $21,969,591 $47,118,995 $21,230,995





Note:  Include assets used in the real estate and hotel operations.

           The First Republic Corporation of America and Subsidiaries


           The First Republic Corporation of America and Subsidiaries

                    Schedule IV-Mortgage Loans on Real Estate



Column A  Column B  Column C Column D Column E   Column F  Column G  Column H

                                                                    Principal
                                                                    Amount
                                                                    of Loans
                          Final    Periodic        Face      Carry  Subject
Description Interest Rate Maturity Payments Prior  Amount    Amount   to
                          Date     Terms    Liens   of         of   Deliquent
                                                  Mortgages Mortgages Principal
                                                                         or
                                                                      Interest
First lien
on motel-
Miami Beach,
Florida     8.00%        12/1/96  $ 7,338   None  $ 654,789  $ 654,789   None

19 First
liens on
condominiums-
Orlando,Florida
(approximately
all had
outstanding
balances of
between
$55,000
to $65,000) 7.9-10.5   1/31/95 to
                          12/1/98 21,000(a) None    1,077,710  1,077,710  None
Totals                                             $1,732,499 $1,732,499





(a)-Payment terms of mortgages are monthly payments for seven years and remaining principal balance due at that time.
(b)-Cost for Federal income tax purposes approximates amounts reflected in Column F.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE FIRST REPUBLIC CORPORATION OF AMERICA

                         By /s/  Norman A. Haiper
                            Norman A. Halper, Chief Executive and
                              Chief Operating Officer


                         By /s/  Harry Bergman
                            Harry Bergman, Chief Financial and
                              Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              Date

/s/ Harry Bergman
     Harry Bergman, Director


/s/ Irving S. Bobrow
     Irving S. Bobrow, Director


/s/ Norman A. Haiper
     Norman A. Halper, Director


/s/ Robert Nimkoff
     Robert Nimkoff, Director


/s/ Miriam N. Rosen
     Miram Rosen, Director


/s/ Jonathan P. Rosen
     Jonathan P. Rosen, Director

                       LANGOMORRO, LANGOSTINERA
                          EL MORRO CIA. LTDA.
                       AND AFFILIATED COMPANIES

                  Audit Report of the Consolidated
                         Financial Statements

                       On June 30, 1995 and 1994

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated
Companies
New York, U.S.A.


We have audited the consolidated and combined balance sheets of Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies as of June 30, 1995 and the related consolidated and combined statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langomorro, Langostinera El Horro, Cia. Ltda. and affiliated companies as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles prevailing in the United States of America.





BDO STERN

August 11, 1995
Guayaquil, Ecuador

               LANGOMORRO CIA. LTDA. AND AFFILIATED COMPANIES
                 CONSOLIDATED AND COMBINED BALANCE SHEET

                                                  June 30
                                        1995             1994
ASSETS
CURRENT ASSETS:
  Cash in banks                    US$     2,157  US$      28,468
 Accounts receivable (Note B)             44,609           54,807
 Due from related parties
    (Note C)                           1,189,919        1,385,503
  Inventories (Note D)                   492,427          335,868
  Prepaid expenses                        15,243            8,713
  Temporary investments                    2,125            2,558

    TOTAL CURRENT ASSETS               1,746,480        1,815,917

  PROPERTY, MACHINERY AND
   EQUIPMENT (Note E)                  7,256,636        3,320,073
  PERMANENT INVESTMENTS (Note F)           3,066            3,065
  OTHER ASSETS (Note G)                  970,119        1,091,023

                                   US$ 9,976,301  US$   6,230,078

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Bank overdraft                    US$   365,409  US$      30,634
 Bank loans payable (Note H)           1,452,830        1,243,159
 Notes and Accounts payable
  (Note I)                                89,276          106,509
 Due to related parties (Note J)       2,533,828        1,528,699
 Interest payable                         60,773           62,396
 Accrued expenses                         11,853           19,440
 Current maturities of long-term
  debt (Note K)                        1,982,000        1,212,000

TOTAL CURRENT LIABILITIES              6,495,969        4,202,837

LONG TERM DEBT.  (Note K)                307,355          791,755
STOCKHOLDERS' EQUITY:
 Common stock, S/.10,000 and
 S/.5,000 par value per
 share; 1,000 and S./73,118
 shares authorized, issued,
 and outstanding (Note L)              1,041,546        1,041,547
Additional paid-in capital
 (Note M)                              6,427,096        3,002,708
Accumulated deficit (Note N)          (4,295,665)      (2,808,769)

                                       3,172,977        1,235,486
                                   US$ 9,976,301  US$   6,230,078

     See notes to consolidated and combined financial statements.

                LANGOMORO CIA. LTDA. AND AFFILIATED COMPANIES
          CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS AND DEFICIT

                                      Year ended June 30
                             1995            1994          1993
INCOME:

 Net sales (Note P)      US$   775,404  US$   617,044  US$  2,212,574
 Other income                   18,150         28,713          31,143
 Gain in translation                           30,772          80,201

                               793,554        676,529       2,323,918

COST AND OPERATING EXPENSES:

 Cost of products sold         800,488        990,877       2,018,968
 Administrative expenses       311,667        195,168         143,674
 Loss on translation            93,410
 Amortization of facilities
  costs                        107,791
 Interest expenses             950,308        815,437         402,412
 Other expenses                 16,786          6,268          16,765

                             2,280,450      2,007,750       2,581,819
NET LOSS                    (1,486,896)    (1,331,221)       (257,901)

DEFICIT                     (2,808,769)    (1,477,548)     (1,219,647)

ACCUMULATED DEFICIT
 (Note N)                US$(4,295,665) US$(2,808,769) US$ (1,477,548)

     See notes to consolidated and combined financial statements.

            LANGOMORO CIA. LTDA. AND AFFILIATED COMPANIES

                STATEMENT OF CASH FLOWS - DIRECT METHOD

                                      Year ended June 30
                             1995            1994          1993

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Cash received from
  customers              US$            US$   867,766  US$  2,981,687
 Cash paid to suppliers
  and employees               (201,642)    (1,119,356)     (2,605,143)
Financial expenses            (293,508)      (812,114)       (356,267)
 Other income                    2,639         23,673           8,022

 Net cash (used) provided in
  operating activities        (492,511)    (1,040,031)         28,299

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Temporary investments                         (2,690)
 Additions and purchase of
  property                  (4,018,932)      (926,225)       (759,263)
 Additions to Facilities
  Cost                                       (918,796)       (172,227)
 Decrease to Facilities
  Cost                          13,113

 Net cash used in
  investing activities      (4,005,819)    (1,847,711)       (931,490)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net borrowing under
  line-of-credit
  agreements net
  payments                     943,169       (658,520)        749,829
 Additional paid in
  capital                    3,547,738      2,643,411          79,977
 Third party loans                            929,123
 Net cash provided by
  financing activities       4,490,907      2,914,014         829,806

Effect due to variation
 in cash exchange rate         (18,888)         1,210           6,971

Net (decrease) increase
 in cash                       (26,311)        27,482         (66,414)

Cash at beginning of the
 period                         28,468            987          67,401

Cash at end of the
 period                  US$     2,157  US$    28,468  US$        987



     See notes to consolidated and combined financial statements.

              LANGOMORO CIA. LTDA. AND AFFILIATED COMPANIES
                 RECONCILIATION OF NET LOSS TO NET CASH

                     USED IN OPERATING ACTIVITIES


                                      Year ended June 30
                             1995            1994          1993

NET LOSS                 US$(1,486,896) US$(1,331,221) US$   (257,901)

ADJUSTMENTS TO RECONCILE
 NET LOSS TO NET CASH
 USED IN OPERATING
 ACTIVITIES:
  Special tax                                                  16,591
  Depreciation                  82,368         91,372          65,196
  Loss on translation           93,410
  Amortization of facilities
   costs                       107,791
  Transactions with related
   companies, net                                             (23,135)
  Gain in translation                         (30,772)        (80,201)


CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
 Increase in accounts receivable
   and related parties         (20,487)    (1,094,480)       (342,775)
 (Increase) decrease in
  inventories                 (157,059)       361,056         102,179
 (Increase) decrease in prepaid
  expenses                      (7,958)        (7,896)          4,538
 Decrease in accrued
  expenses                     176,932         12,993           6,036
 Increase in interest payable                 257,007          50,288
 Increase in accounts payable
  and due to related parties                  701,910         487,483
 Increase in accounts payable
  and due to related
  parties                      719,388

NET CASH (USED) PROVIDED
 IN OPERATING ACTIVITIES US$  (492,511) US$(1,040,031) US$     28,299




     See notes to consolidated and combined financial statements.

                LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                       AND AFFILIATED COMPANIES

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES:

     Langomorro, Langostinera El Morro Cia. Ltda. was founded on November 11, 1981 in Guayaquil, Ecuador, for the purpose of carrying out fishing activities. The Company purchased 99.98% of the capital stock of Camazul Cia. Ltda. and both maintain produc-tion relationships with Isca, Isla Camaronera C.A. The affiliated companies' activities, taken as a whole (the Company) are the nursery and grow-out, harvest and export of shrimp.

     On May 23, 1991, 38% of the total shares issued by Langomorro and Camazul was acquired by Marchelot S.A., a wholly-owned subsidiary of Bluepoints of Bermuda.

     Principles of consolidation and combination. The consolidated and combined financial statements include the accounts of Camazul Cia. Ltda., and Isca, Isla Camaronera C.A. in conformity with accounting principles generally accepted in the United States of America (USA-GAAP). Investments and all transactions and balanc-es between consolidated parties have been eliminated.

     Operations. Since the beginning of operations in 1981 and until June 30, 1995, the Company has had recurring losses of approxi-mately US$4,152,012. The origins of these recurring losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 488 hectares of land available in the ponds and grow-out pools operations, in recent years also adversely affected by the "Taura Syndrome" increasing larvae mortality rates.

     Accounting Principles. The Company maintains its accounting records in Sucres (S/.) Financial statements are translated using the U.S. Dollar as the functional currency, in accordance with generally accepted accounting principles prevailing in the United States of America.

     Inventories. Finished goods and products in process (shrimp) are stated at the lower of cost or market, and include the value of larvae purchases plus transport, feed, fertilizer, fringe bene-fits, and depreciation.

     Permanent investments. Are stated at cost, adjusted for the equity method.

               LANGOMORO, LANGOSTINERA EL MORRO CIA. LTDA.

                     AND AFFILIATED COMPANIES

         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES: (CONTINUED)

     Property, machinery and equipment. Are recorded at cost. Expen-ditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized. The depreciation was calculated using the straight-line method, based on the following estimated useful lives of the related assets: 40 years for pools and structures, machinery and equipment, 20 years for boats, 10 years for furniture, laboratory equipment, various; and 5 years for vehicles.

     Changes in the purchasing power of the local currency. The purchasing power of the local currency measured by the Consumer Price Index, calculated by the National Institute of Statistics and Census, is as follows:

                         Year ended           Annual
                         December 31         inflation

                              1991                49%
                              1992                61%
                              1993                31%
                              1994                25%
                              1995 (June, 30)     14%

     Translation of foreign currency and exchange rates. The finan-cial position, the results of operations and the cash flows of the Company are expressed in Ecuadorian Sucres and translated into U.S. Dollars as follows:

     1. Current assets and current liabilities are translated at the free market exchange rate in effect at the close of the period, except for: inventories and prepaid expenses, which are translated at the exchange rates in effect when acquired or originally recorded.

     2. Property, machinery and equipment (and their related accumu-lated depreciation), investments, other assets, and stockho-lders' equity accounts, are translated at the exchange rates in effect when acquired or originally recorded.

     3. Revenue and expense accounts are translated at the average monthly free exchange rate in effect during the period, except for depreciation of fixed assets referred to above.

     The translation into U.S. Dollars should not be assumed as representation that Sucres have been, could have been, or could in the future be converted into U.S. Dollars at these or any other exchange rates.

                LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                      AND AFFILIATED COMPANIES

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

B.   ACCOUNTS RECEIVABLE:

                                                 June 30
                                        1995             1994

Foreign suppliers                  US$      29,064   US$        26,638
Advances to contractors                                          2,238
Advances to suppliers                                            2,731
Employees                                    2,803               1,551
Others                                      12,742              21,649

                                   US$      44,609   US$        54,807


C.   DUE FROM RELATED PARTIES:

                                                 June 30
                                        1995             1994

Larfico, Larvas del Pacifico
 S.A.                              US$   1,036,707   US$       751,923
Emporsa, Empacadora y
 Exportadora S.A.                                              474,187
Comercial Inmobiliaria
 Golconsa S.A.                              21,487              48,055
Comercorp S.A.                                                  42,224
Marchelot                                   22,382              22,989
Neneta S.A.                                 18,834               7,039
Bunsen                                      64,598               5,309
Inmobiliaria Ma. Luciana                     9,524               1,399
Ing. Carlos Perez                           16,322              27,663
Other companies, individually
  inmaterial                                    65               4,715

                                   US$   1,189,919   US$     1,385,503


     The accounts with related parties correspond to monies given as loans by current accounts maintained with the Company, non-interest bearing and without fixed maturity.

D.   INVENTORIES:
                                                 June 30
                                        1995             1994

Products in process                US$     339,895   US$       134,573
Finished goods                             106,072             184,253
Materials and supplies                      46,460              17,042

                                   US$     492,427   US$       335,868

                 LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                       AND AFFILIATED COMPANIES

          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


E.   PROPERTY, MACHINERY AND EQUIPMENT.


                                                 June 30
                                        1995             1994

At acquisition cost:
 Vehicles                          US$     189,254   US$      154,708
 Fishing boats                             227,000            184,159
 Machinery and equipment                   758,093            564,103
 Construction in progress                5,258,314          1,527,480
 Furniture and office equipment             67,254             68,101
 Various                                    39,857             31,171
 Installations                               8,377              5,153
 Land                                        4,184              4,184
 Pools and reservoirs                    1,345,579          1,344,719
 Sluices for channels                      155,404            155,404
 Tools and fishing tackle                    2,585              4,030
 Pumping station                           485,698            469,883
 Laboratory equipment                       14,465             14,828
 Housing for personnel                      58,939             49,505
 Other properties                           12,981             42,951
 Wall Repairs                               51,175             48,801
 Wharf                                      21,212             12,260
 Offices in Guayaquil                       76,840             76,840

                                         8,777,211          4,758,280
 Less accumulated
  depreciation                          (1,520,575)        (1,438,207)

                                   US$   7,256,636   US$    3,320,073

     As of June 30, 1995 and 1994, property, machinery and equipment includes US$2,105,475 and US$570,837 respectively for wall repairs and other work in the pools and reservoirs which were executed by individual contractors.

     Construction in Progress correspond principally to the Reservoir Project for recirculation of water and construction of ozone plant which include US$707,998 transferred to the facilities cost to June 1995.

     All these constructions are expected to be concluded during the year 1995.

               LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                        AND AFFILIATED COMPANIES

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


F.   PERMANENT INVESTMENTS:

                         Percentage of             June 30
                          stock owned        1995          1994

Larvas del Pacifico
 S.A.                             0.06  US$       307  US$        307
Isca, Isla
 Camaronera C.A.                  0.06          2,759           2,758

                                        US$     3,066  US$      3,065

G.   OTHER ASSETS:

                                                 June 30
                                        1995             1994

Langomorro and Camazul:
 . Facilities costs                 US$     721,471   US$       734,091

Isca:
 . Facilities costs                         356,439             356,932

   Subtotal                              1,077,910           1,091,023
   Amortization                            107,791

                                   US$     970,119   US$     1,091,023

This account will be amortized in five years, starting on January
1995.

H.   BANK LOANS PAYABLE:

                                                 June 30
                                        1995             1994

Pacific Bank:
 Obligation in dollars due in
 July and August, 1995 and
 1994 with interest, 13%           US$     544,700   US$       147,200
Obligation in sucres, due
 in July and August, 1994
 with interest at 49 - 54%                                     307,339
Advances on future export
 loans at the free market
 exchange rate                             480,000             338,000

  Subtotal:...                     US$   1,024,700   US$       792,539

                 LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                          AND AFFILIATED COMPANIES

              NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

H.   BANK LOANS PAYABLE:  (Continued)

                                                 June 30
                                        1995             1994

     Subtotal:...                  US$   1,024,700   US$       792,539
    Lloyds Bank:
     Obligation in dollars,
      due in August, 1994
      with interest at 12%                                      45,000
     Obligation in sucres,
      due in July, 1995 with
      interest at 48-50%                   428,130             405,620

                                     US$ 1,452,830       US$ 1,243,159


  The obligations are guaranteed with the personal signature of the Company President.

  On July 17, 1992 an open mortgage was subscribed, covering Larfico's land, buildings and construction, laboratory equip-ment and machinery, for the amount of US$1.8 million with Banco del Pacifico of Ecuador and/or Panama. This open mortgage will cover the current and future obligations of Emporsa S A., Larfico S.A., Langomorro Cia. Ltda., Isca C.A. and Camazul Cia. Ltda..


I.  NOTES AND ACCOUNTS PAYABLE:


                                                 June 30
                                        1995             1994

    Suppliers:
     Expalsa, Exportadora de
       Alimentos S.A.              US$       1,516   US$        78,727
    Intendancy of Companies
     (Special tax)                           5,931              11,903
    Others                                  81,829              15,879

                                   US$      89,276   US$       106,509

  The principal debts to suppliers correspond to Expalsa, corre-sponds to services of co-packing (packing and packaging in the export of shrimp of US$0.34 per pound exported).

                LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                         AND AFFILIATED COMPANIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

J.  DUE TO RELATED PARTIES

                                                 June 30
                                        1995             1994

    Emporsa                        US$      94,993   US$        23,260
    Comercorp                               28,956               3,119
    Camarecsa                              102,129             126,231
    Marchelot                              159,212
    Larfico                                                    132,878
     Bluepoints                          2,141,052           1,232,701
     Others                                  7,486              10,510

                                   US$   2,533,828   US$     1,528,699


  The accounts with related companies correspond to monies received as loans by current accounts maintained with those companies, non-interest bearing and without fixed maturity.

  To June 30, 1995, Bluepoints includes US$1,052,229 for advances on future export-loans.

K.  LONG-TERM DEBT:

                                                 June 30
                                        1995             1994

     Bluepoints Co. Inc.           US$   1,577,000   US$       807,000
     Statecourt Enterprises                405,000             405,000
     Pacific Bank                                              484,400
     Marchelot                             307,355             307,355

                                         2,289,355           2,003,755

     Less current maturities             1,982,000           1,212,000

                                   US$     307,355   US$       719,755

  These obligations with Bluepoints Co.  Inc.  and Statecourt
  Enterprises due in December 1991, generate a prime interest rate of 9% in 1995 and 7.5% in 1994 with future maturities, recorded at the free market rate of exchange.

                 LANGMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                          AND AFFILIATED COMPANIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

L.   COMMON STOCK:
                                                 June 30
                                        1995             1994

    Langomorro, Langostinera
     El Morro Cia. Ltda.           US$     171,573   US$       171,573
     Isca, Isla Camaronera C.A.            869,973             869,974

                                    US$  1,041,546   US$     1,041,547


M.  ADDITIONAL PAID-IN CAPITAL:

    The movement of this account, is a follows:

                                        1995             1994


Balance June 30, 1994 and
 1993                              US$   3,002,708   US$       359,297
To September, 1993,
  Contributions                                                274,359
To December, 1993,
  Contributions                                                695,685
To March, 1994,
  Contributions                                                439,726
To June, 1994,
  Contribution                                               1,233,641
July 1, 1994 To June 30,
  1995, Contributions                    3,424,388

                                   US$  6,427,096    US$     3,002,708


N.   ACCUMULATED DEFICIT:

     To June 30, the Company maintains an accumulated deficit of US$4,295,665 in 1995 and US$2,808,769 in 1994, its current liabilities exceed total current assets by US$4,749,489 in 1995 and US$2,386,920 in 1994. The origins of these recurring losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 716 hectares of land available, of which 488 correspond to ponds and grow-out pools, another 71 are used as service areas and 157 hectares are unused.

    These elements show that the Company may be unable to continue as a going concern. However, the continuity of the Company as a going concern will depend, as much on additional financing funds that could be obtained as well as on having profitable operations.

                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                             AND AFFILIATED COMPANIES

               NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

N.   ACCUMULATED DEFICIT:     (Continued)

     According to article 211 of the Ecuadorian Companies' Law, when losses reach 50% or more of the capital stock and reserves of each individual Company (Langomorro, Isca, Camazul) they must be placed into liquidation if the stockholders do not increase capital by means of fresh capital additions, capitalizing or compensating credits, and/or capitalizing fixed assets' revalua-tions surplus. The Management of the Company estimates the causes for liquidation will be solved and overcome, and both the Company and the companies will continue to operate normally.

     The current Internal Tax Law permits compensating the operational losses against the results of operations of each individual company during the following five years, not exceeding 25% of the earnings generated in each of these years.

O.   EXCHANGE RATES:

     The free market exchange rate in effect on June 30, 1995 and 1994 were S/.2,588 and S/.2.180 to US$1.00 (S/.2.580 US$1.00 of August
     11, 1995).

P.   SALES:

     The volumes sold by the individual companies were as follows:

                           Volume                Year ended June 30
     Company          1995        1994           1995        1994

Langomoro,
  Langostine-
  ra el Morro
  Cia. Ltda. &
Camazul Cia.
   Ltda.             152,235      158,326     US$496,787    US$437,542

Isca, Isla
 Camaronera
 C.A.                 81,122       68,842        278,617       179,502

Total                233,357      277,168     US$775,404    US$617,044


In 1995 and 1994 the 152,235 and 158,326 pounds of shrimp sold by Langomorro Cia. Ltda. were produced utilizing 393 hectares, resulting in a productivity of 387 and 403 pounds per hectare respectively in these years. The 81,122 and 68,842 pounds of shrimp sold by Isca C.A. were produced utilizing their 149 hectares, resulting in a productivi-ty of 544 and 462 pounds per hectare respectively in these years.

                LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.

                         AND AFFILIATED COMPANIES

              NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Q.  RELATED COMPANIES' TRANSACTIONS:

    The Company has bought US$251,000 of shrimp larvae from Larfico, Larvas del Pacifico S.A. during the year ended June 30, 1994.

    The Company has paid Empacadora y Exportadora S.A. "Emporsa",
    Ramozzi and Comercial Inmobiliaria "Galconsa S.A." for technical services, generating expenses of US$20,534, US$369,622 and US$4,9-16, respectively to June 30, 1994.

    The Company has paid Romozzi for technical services, generating expenses of US$220,961, to June 30, 1995.

R.  INCOME TAX RETURN:

    The income tax returns of the Companies have been reviewed up to different periods, without important observations from the tax authorities, as is shown:

                    Companies                Reviewed Period

     Langostinera del Morro (Langomorro)          1991
     Isla Camaronera (Isca)                       1993
     Camazul                                      1993

S.   RECLASSIFICATIONS:

     The amount corresponding to the year ended June 30, 1994 were reclassified to make them consistent with 1995.