Form 10-Q
period 1995-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1995-11-30
CIK 36856

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.   20549

                                 Form 1O-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1995          Commission File Number 0-1437



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

                                             Yes  x           No




As of November 20, 1995 there were 672,890 shares of common stock outstanding.

                      PART I.  FINANCIAL INFORMATION

                 THE FIRST REPUBLIC CORPORATION OF AMERICA

                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,      June 30,
                                                  1995            1995
                                              (UNAUDITED)       (SEE NOTE
                                                                  BELOW)
Assets

Current Assets
     Cash and Cash Equivalents               $  1,120,025    $ 1,294,475
     Accounts Receivable                        6,113,573      6,346,410
     Inventories (Note 2)                       5,517,144      5,472,000
     Other Current Assets                       1,634,620      1,412,028

       Total Current Assets                    14,385,362     14,524,913

Property, Plant and Equipment                  71,832,893     71,688,171
     Less:  Accumulated Depreciation           31,201,589     30,639,141
              Net Properties                   40,631,304     41,049,030

Other Assets                                   27,293,507     27,165,787

TOTAL ASSETS                                 $ 82,310,173   $ 82,739,730

Liabilities & Stockholders' Equity

Current Liabilities                          $  9,793,428   $  9,534,371

Long Term Debt                                    25,197,694      25,539,845

Other Liabilities and Deferred Credits             4,409,537       4,411,404

Stockholders' Equity:
     Common Stock                                  1,175,261       1,175,261
     Other Stockholders' Equity                   41,734,253      42,078,849
       Total Stockholders' Equity                 42,909,514      43,254,110

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 82,310,173    $ 82,739,730


NOTE:  The balance sheet at June 30, 1995
       has been derived from the audited
       financial statements at that date
       and condensed.




SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THE FIRST REPUBLIC CORPORATION OF AMERICA
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                         Three months ended
                                                             September 30,
                                                           1995           1994
Revenues
  Net sales-Products                                   $ 6,209,170   $ 5,909,471
  Real Estate and hotel operations                       5,627,748     5,342,231
  Other (including equity in net loss of
          affiliated entities)                            (235,953)      363,652
               Total Revenues                           11,600,965    11,615,354

Expenses
  Cost of Sales                                          5,547,348     4,616,252
  Operating-real estate and hotel                        2,492,563     2,440,658
  Selling, general & administrative                      1,606,421     1,557,807
  Depreciation and amortization                            946,839       923,556
  Real estate taxes                                        661,373       670,079
  Interest                                                 855,103       701,678
            Total Expenses                              12,109,647    10,910,030

(Loss) income before income taxes,
   and minority interests                                 (508,682)      705,324
 Income taxes - Note 3                                    (115,000)    (217,000)
 Minority interests                                        298,750         7,298

         Net (Loss) income                             $  (324,932)  $   495,622

Earnings (loss) per share:
         Net (Loss) income                                $ (.48)       $  .74


Average shares outstanding                                673,338       674,107





SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


                                                        Three Months Ended
                                                           September 30,
                                                         1995         1994

OPERATING ACTIVITIES
  Net (Loss) Income                               $  (324,932)   $  495,622
    Adjustments to Reconcile (Loss) Income to Net
    Cash (Used) Provided by Operating Activities:
      Depreciation and Amortization                   946,839       923,556
      Minority Interests' Share of Loss in
       Subsidiaries                                  (298,750)       (7,298)
  Changes in Operating Assets and Liabilities:
       Increase in Accounts and Other Receivables    (118,511)     (985,536)
       Increase in Inventories                        (45,144)     (146,410)
       Increase in Other Assets                      (222,592)     (722,338)
      (Decrease) Increase in Accounts Payable         (40,943)    2,009,963
      (Decrease) Increase in Other Liabilities         (1,867)        6,002

         NET CASH (USED) PROVIDED BY OPERATIONS      (105,900)    1,573,561

INVESTING ACTIVITIES
  Purchases of Property Plant and Equipment          (529,113)   (1,599,768)
  Investment in and Advances to Affiliated
    Entities-Net                                      171,030      (870,624)
  Payments Received on Mortgages Receivable           351,348        69,000

         NET CASH USED BY INVESTING ACTIVITIES         (6,735)   (2,401,392)

FINANCING ACTIVITIES
  Proceeds from Notes Payable                         300,000       700,000
  Payments on - Long Term Debt                       (342,151)     (259,481)
  Other Financing Activities                          (19,664)         -

  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES    (61,815)     440,519

         DECREASE IN CASH AND CASH EQUIVALENTS       (174,450)     (387,312)
  Cash and Cash Equivalents at Beginning of Period  1,294,475     1,316,144

         CASH AND CASH EQUIVALENTS AT END OF PERIOD$ 1,120,025   $  928,832




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              THE FIRST REPUBLIC CORPORATION OF AMERICA
                          AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1995 and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented, have been made.


2.   INVENTORIES
                                September 30,          June 30,
                                    1995                   1995

     Work-in process and
       raw materials            $ 1,920,546          $ 1,945,308
     Finished goods               3,596,598            3,526,692
                                $ 5,517,144          $ 5,472,000


3.   INCOME TAXES
                                          Three Months Ended
                                              September 30,
                                    1995                1994

     Federal                     $   -                 $ 100,000
     State                         115,000               117,000
                                 $ 115,000             $ 217,000

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
                           (IN THOUSANDS)



Liquidity and Capital Resources

Working capital for the three months ended September 30, 1995 decreased by approximately $399. Net cash used by operating activities was approximately $106. Net cash used by financing activities was approximately $62. Net cash of approximately $7 was used for investing activities.

The company has a $10,000 term loan and a $3,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At September 30, 1995, $2,700 is outstanding under the line of credit. The term loan, which has an outstanding balance of $7,944 at September 30, 1995, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The revolving line, which is renewable annually, is due in January 1996. The interest rate on both facilities is one percent in excess of the lender's prime rate.


Results of Operations

           Three months ended September 30, 1995 and 1994

Income from operations before income taxes and minority interests decreased $1,214. The components are as follows:

                                                       (Decrease)
                               1995       1994          Increase

     Real Estate             $ 1,210    $ 1,290        $    (80)
     Hotel                       221         70             151
     Seafood                    (979)       279          (1,258)
     Textile                      94        139             (45)
     Corporate                (1,055)    (1,073)             18
                             $  (509)   $   705        $ (1,214)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS - CONTINUED
                           (IN THOUSANDS)



REAL ESTATE

     Revenues increased $187. A mortgage obtained January 1, 1995 on the Jefferson Bank Building in Miami Beach, Florida increased mortgage expense by $80 and repairs and maintenance increased $72. There were no other significant variations in any expense category.


HOTEL

     Revenues increased $98 over last year. Hotel earnings increased $151 as a result of the higher revenues and lower operating costs.


SEAFOOD

     Revenues increased $216 in the current period. Earnings decreased $1,258 for the seafood division due primarily to the presence of "brown tide" at our clam operation during the summer months which curtailed production, the lack of availability of scallops for Lambert Seafood operations, and a substantial reduction in the sales price of shrimp resulting from a temporary oversupply of product worldwide.


TEXTILES

     Hanora Spinning's earnings increased $71 to $281 for the quarter due to higher revenues. Hanora South and J & M Dyers recognized combined losses of $85 compared to last years profit of $53 due to gross profits earned at J & M last year as a result of a substantial contract that expired in December 1994. Whitlock Combing incurred a loss of $102 in the current period as compared to a loss of $124 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $156.


CORPORATE/OTHER

     Corporate expenses, including the operations of the nursing homes and interest on the Company's term loan and revolving line of credit, remained approximately the same.

                     PART II. OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K.

           Exhibits:  None

           Reports:   There were no reports on Form 8-K filed
                      during the quarter ended September 30, 1995.


SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE FIRST REPUBLIC CORPORATION OF AMERICA
                                       Registrant



Date:  November 28, 1995       /s/      Norman A. Halper
                                        Norman A. Halper
                                            President



Date:  November 28, 1995       /s/        Harry Bergman
                                          Harry Bergman
                                            Treasurer