Form 10-Q
period 1995-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 1996-03-04
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 1O-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended December 31, 1995              Commission File Number 0-1437
--------------------------------------------------------------------------------



                    THE FIRST REPUBLIC CORPORATION OF AMERICA
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                DELAWARE                                    13-1938454
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


302 Fifth Avenue, New York, N.Y.                               10001
-------------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)


       Registrant's telephone number, including area code (212) 279-6100

-------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report:


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:

                                                Yes  X          No
                                                   -----           -----

As of February 16, 1996 there were 672,289 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------

                                AND SUBSIDIARIES
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                          December 31,             June 30,
                                              1995                   1995
                                          ------------             ---------
                                           (UNAUDITED)             (SEE NOTE
                                                                     BELOW)
Assets
------
Current Assets
     Cash and Cash Equivalents           $  1,477,177            $  1,294,475
     Accounts Receivable                    5,675,765               6,346,410
     Inventories (Note 2)                   5,050,194               5,472,000
     Other Current Assets                   2,242,355               1,412,028
                                         ------------            ------------
          Total Current Assets             14,445,491              14,524,913
                                         ------------            ------------
Property, Plant and Equipment              72,254,014              71,688,171
     Less:  Accumulated Depreciation       31,938,595              30,639,141
                                         ------------            ------------
              Net Properties               40,315,419              41,049,030
                                         ------------            ------------
Other Assets                               26,870,392              27,165,787
                                         ------------            ------------
TOTAL ASSETS                             $ 81,631,302            $ 82,739,730
                                         ============            ============

Liabilities & Stockholders' Equity
----------------------------------

Current Liabilities                      $ 10,291,917            $  9,534,371
                                         ------------            ------------
Long Term Debt                             24,556,689              25,539,845
                                         ------------            ------------
Other Liabilities and Deferred Credits      4,518,160               4,411,404
                                         ------------            ------------

Stockholders' Equity:
     Common Stock                           1,175,261               1,175,261
     Other Stockholders' Equity            41,089,275              42,078,849
                                         ------------            ------------
       Total Stockholders' Equity          42,264,536              43,254,110
                                         ------------            ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $ 81,631,302            $ 82,739,730
                                         ============            ============

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


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (UNAUDITED)
                                   -----------

                                      Six months ended      Three months ended
                                         December 31,          December 31,

                                      1995        1994      1995         1994
                                      ----        ----      ----         ----
Revenues
 Net sales-Products              $11,272,970  $10,979,772 $5,063,800 $5,070,301
 Real Estate and Hotel Operations 11,298,406   10,768,820  5,670,658  5,426,589
 Other (including equity in net
 loss of affiliated entities)       (432,604)     827,305   (196,651)   463,653
                                  ----------- ----------- ----------  ----------
       Total Revenues              22,138,772  22,575,897 10,537,807 10,960,543
                                  ----------- ----------- ---------- ----------

Expenses
 Cost of Sales                    10,449,210    8,857,985  4,901,862  4,241,733
 Operating-real estate and hotel  5,146,866     4,961,074  2,654,303  2,520,416
 Selling, general & administrative2,992,628     3,011,735  1,386,207  1,453,928
 Depreciation and amortization    1,899,908     1,833,499    953,069    909,943
 Real estate taxes                1,321,770     1,311,941    660,397    641,862
 Interest                         1,688,374     1,442,188    833,271    740,510
                                 ----------   ----------- ----------  ----------
       Total Expenses            23,498,756    21,418,422 11,389,109 10,508,392
                                 ----------   ----------- ----------  ----------

(Loss) income before income taxes,
  and minority interests         (1,359,984)    1,157,475    (851,302)  452,151
Income taxes - Note 3              (209,000)     (322,000)    (94,000) (105,000)
Minority interests                  618,214       132,668     319,464   125,370
                                -----------   -----------  ---------- ---------

    Net (Loss) income           $  (950,770)  $   968,143  $ (625,838) $472,521
                                ===========   ===========  ========== ==========

(Loss) earnings per share:
    Net (Loss) income           $     (1.41)  $      1.44  $     (.93) $    .70
                                ===========   ===========  ========== ==========


Average shares outstanding         673,061       674,057      672,783   674,007



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
                                    ---------

                                                     Six Months Ended
                                                        December 31,
                                                    1995            1994
                                                    ----            ----

OPERATING ACTIVITIES
 Net (Loss) Income                            $  (950,770)        $  968,143
  Adjustments to Reconcile Income to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization            1,899,908          1,833,499
       Minority Interests' Share of Loss in
        Subsidiaries                             (618,214)          (132,668)
 Changes in Operating Assets and Liabilities:
  Decrease (Increase) in Accounts and
    Other Receivables                              79,015           (920,539)
  Decrease (Increase) in Inventories              421,806           (232,630)
  Increase in Other Assets                       (830,327)        (1,000,296)
  Increase in Accounts Payable                    157,546          1,310,563
  Increase in Other Liabilities                   106,756             37,838
                                               ----------        -----------
CASH PROVIDED BY OPERATIONS                       265,720          1,863,910
                                               ----------        -----------
INVESTING ACTIVITIES
 Purchases of Property Plant and Equipment     (1,166,297)         (2,849,559)
 Investment in and Advances to Affiliated
   Entities - Net                                 913,609          (1,125,818)
 Payments Received on Mortgages Receivable        591,630             380,000
                                              -----------         -----------

     NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                     338,942          (3,595,377)
                                             ------------         -----------
FINANCING ACTIVITIES
 Proceeds from Mortgages and Notes Payable - Net  600,000           2,400,000
 Payments on Long Term Debt                      (983,156)         (1,158,620)
 Other Financing Activities                       (38,804)            (13,932)
                                             ------------          ----------
     NET CASH (USED) PROVIDED BY
         FINANCING ACTIVITIES                    (421,960)          1,227,448
                                             ------------        ------------

     INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                        182,702             (504,019)
 Cash and Cash Equivalents at Beginning
     of Period                                 1,294,475            1,316,144
                                             -----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 1,477,177           $  812,125
                                             ===========           ==========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THE FIRST REPUBLIC CORPORATION OF AMERICA
                 -----------------------------------------
                               AND SUBSIDIARIES
                               ----------------
       NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------------------

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

The condensed consolidated balance sheet as of December 31, 1995 and the consolidated statements of operations and cash flows for the six month periods ended December 31, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented, have been made.


2.   INVENTORIES
     -----------
                                December 31,                  June 30,
                                   1995                         1995
                                   ----                         ----

  Work-in process and
     raw materials             $ 1,636,773                 $ 1,945,308
  Finished goods                 3,413,421                   3,526,692
                               -----------                 -----------
                               $ 5,050,194                 $ 5,472,000
                               -----------                 -----------

3.   INCOME TAXES
     ------------
                                         Six Months Ended
                                            December 31,

                                  1995                          1994
                                  ----                          ----

     Federal                  $    -                        $ 100,000
     State                      209,000                       222,000
                              ---------                     ---------
                              $ 209,000                     $ 322,000
                              ---------                     ---------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS
                          -------------------------
                                (IN THOUSANDS)
                                 ------------

Liquidity and Capital Resources
-------------------------------

Working capital for the six months ended December 31, 1995 decreased by approximately $837. Net cash provided by operating activities was approximately $266. Net cash used by financing activities was approximately $422. Net cash of approximately $339 was provided by investing activities.

The company has a $10,000 term loan and a $3,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At December 31, 1995, $3,000 is outstanding under the line of credit. The term loan, which has an outstanding balance of $7,778 at December 31, 1995, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The revolving line, which is renewable annually, is due December 31, 1996. The interest rate on both facilities is one percent in excess of the lender's prime rate.


Results of Operations
---------------------

                  Six months ended December 31, 1995 and 1994
                  -------------------------------------------

Income from operations before income taxes and minority interests decreased $2,517. The components are as follows:

                                                                  (Decrease)
                              1995                1994             Increase
                              ----                ----             ---------

  Real Estate              $ 2,464             $ 2,468             ($      4)
  Hotel                        360                 223                   137
  Seafood                   (2,276)              (   6)               (2,270)
  Textile                       76                 385                  (461)
  Corporate                 (1,832)             (1,913)                   81
                            -------              ------             --------
                          ($ 1,360)            $ 1,157             ($  2,517)
                           -------             -------              --------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS - CONTINUED
                    -------------------------------------
                               (IN THOUSANDS)
                                ------------

REAL ESTATE
-----------

     Revenues increased $439. A mortgage obtained January 1, 1995 on the Jefferson Bank Building in Miami Beach, Florida increased mortgage interest expense by $158 and repairs and maintenance increased by $182. There were no other significant variations in any expense category.


HOTEL
-----

     Revenues increased $91 over last year. Hotel earnings increased $137 as a result of the higher revenues and lower operating costs.


SEAFOOD
-------

     Revenues increased $1,299 in the current period. Earnings decreased $2,270 for the seafood division due primarily to the presence of "brown tide" at our clam operation during the summer months which curtailed production, the lack of availability of scallops for Lambert Seafood operations, and a substantial reduction in the sales price of shrimp resulting from a temporary oversupply of product worldwide.


TEXTILES
--------

     Hanora Spinning's earnings increased $171 to $287 for the six months due to higher operating costs. Hanora South and J & M Dyers recognized combined losses of $200 compared to last years profit of $155 due substantially to J & M Dyers completion of a substantial contract that expired in December 1994. Whitlock Combing incurred a loss of $163 in the current period as compared to a loss of $228 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $1,013 due to reduced sales at J & M of approximately $1,000.


CORPORATE/OTHER
---------------

     Corporate including the operations of the nursing homes and interest on the Company's term loan and revolving line of credit, remained approximately the same.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                  ------------

               Three months ended December 31, 1995 and 1994
               ---------------------------------------------

Income from operations before income taxes and minority interests decreased $1,303. The Components are as follows:


                                                               (Decrease)
                          1995                1994              Increase
                          ----                ----              ---------

Real Estate            $ 1,254             $ 1,178               $    76
Hotel                      139                 153                   (14)
Seafood                 (1,297)               (285)                (1,012)
Textile                   (170)                246                   (416)
Corporate                 (777)               (840)                    63
                        -------                ----              --------
                       $  (851)            $   452               $ (1,303)
                       -------             --------              --------

REAL ESTATE
-----------

         Revenues increased $252. Interest on the Jefferson Bank Building mortgage increased $78, repairs and maintenance increased $110 and snow removal costs increased $33.

HOTEL
-----

         Hotel earnings decreased $14, there were no significant variations in any expense category.

SEAFOOD
-------

         Earnings decreased $1,012 substantially due to increased losses from shrimp operations in Ecuador and lack of product at Lambert Seafood.


TEXTILES
--------

         Earnings decreased $416. Hanora Spinning's earnings decreased $242. Hanora South and J & M Dyers recognized combined losses of $135 as compared to last year's profits of $102 due substantially to a decrease in revenue and earnings at J & M Dyers as a result of the completion of a substantial contract received from a new customer that expired in December 1994. Whitlock Combing had a $43 decrease in losses due to the closing of the wool combing plant in June 1992.

CORPORATE/OTHER
---------------

         Corporate expenses remained substantially the same.

                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 6.   Exhibits and Reports on Form 8-K.

          Exhibits:  None
          --------

          Reports:   There were no reports on Form 8-K filed
          -------    during the quarter ended December 31, 1995.


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



                                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   -----------------------------------------
                                                  Registrant

Date:  February 28, 1996           /s/ Norman A. Halper
                                   ------------------------------------------
                                                 Norman A. Halper
                                                    President


Date:   February 28, 1996          /s/ Harry Bergman
                                   ------------------------------------------
                                                 Harry Bergman
                                                   Treasurer

              The First Republic Corporation of America
                              and Subsidiaries

                             Article 5 FDS - 10-Q

           At December 31, 1995 and for the six months then ended
                              December 31, 1995



               Item Description
               ----------------
Cash and cash items                                            $1,477,177
Marketable securities                                               ---
Notes and accounts receivable-trade                             5,675,765
Allowances for doubtful accounts                                  279,906
Inventory                                                       5,050,194
Total current assets                                           14,445,491
Property, plant and equipment                                  72,254,014
Accumulation depreciation                                      31,938,595
Total assets                                                   81,631,302
Total current liabilities                                      10,291,917
Bonds, mortgages and similar debt                              24,556,689
Preferred stock-mandatory redemption                                ---
Preferred stock-no mandatory redemption                             ---
Common stock                                                    1,175,261
Other stockholders' equity                                     41,089,275
Total liabilities and stockholders' equity                     81,631,302
Net sales of tangible products                                 11,272,970
Total revenues                                                 22,138,772
Cost of tangible goods sold                                    10,449,210
Total costs and expenses applicable to sales and revenues      11,331,172
Other costs and expenses                                            ---
Provision for doubtful accounts and notes                          30,000
Interest and amortization of debt discount                      1,688,374
Loss before taxes and other items                              (1,359,984)
Income tax expense                                                209,000
Loss continuing operations                                      ( 950,770)
Discontinued operations                                              ---
Extraordinary items                                                  ---
Cumulative effect-changes in accounting principles                   ---
Net income or loss                                              ( 950,700)
Loss per share-primary                                              (1.41)
Loss per share-fully diluted                                        (1.41)