Form 10-Q
period 1996-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 1996-05-24
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996                   Commission File Number 0-1437
- --------------------------------------------------------------------------------


                   THE FIRST REPUBLIC CORPORATION OF AMERICA
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              13-1938454
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


   302 Fifth Avenue, New York, NY                                  10001
- --------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)


       Registrant's telephone number, including area code (212) 279-6100


- --------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report:


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days:      Yes  X    No
                                            ---      ---


As of May 20, 1996, there were 672,269 shares of common stock outstanding.

                         PART I. FINANCIAL INFORMATION

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,        June 30,
                                                        1996             1995
                                                     -----------     -----------
                                                     (UNAUDITED)      (SEE NOTE
                                                                        BELOW)
Assets

Current Assets
        Cash and Cash Equivalents                    $ 1,028,720     $ 1,294,475
        Accounts Receivable                            5,460,569       6,346,410
        Inventories (Note 2)                           4,824,829       5,472,000
        Other Current Assets                           1,936,245       1,412,028
                                                     -----------     -----------
          Total Current Assets                        13,250,363      14,524,913
                                                     -----------     -----------

Property, Plant and Equipment                         73,353,924      71,688,171
        Less: Accumulated Depreciation                32,766,645      30,639,141
                                                     -----------     -----------
               Net Properties                         40,587,279      41,049,030
                                                     -----------     -----------

Other Assets                                          26,126,335      27,165,787
                                                     -----------     -----------

TOTAL ASSETS                                         $79,963,977     $82,739,730
                                                     ===========     ===========

Liabilities & Stockholders' Equity

Current Liabilities                                  $ 9,508,854     $ 9,534,371
                                                     -----------     -----------
Long Term Debt                                        24,220,181      25,539,845
                                                     -----------     -----------

Other Liabilities and Deferred Credits                 4,451,175       4,411,404
                                                     -----------     -----------

Stockholders' Equity:
        Common Stock                                   1,175,261       1,175,261
        Other Stockholders' Equity                    40,608,506      42,078,849
                                                     -----------     -----------
             Total Stockholders' Equity               41,783,767      43,254,110
                                                     -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $79,963,977     $82,739,730
                                                     ===========     ===========

NOTE: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date and condensed.


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               Nine months ended             Three months ended
                                                   March 31,                     March 31,
                                              1996           1995           1996           1995
                                           ----------     ----------     ----------     ----------
Revenues
        Net Sales-Products                $16,680,694    $17,511,167    $ 5,407,724    $ 6,531,395
        Real Estate and Hotel Operations   16,726,814     15,928,803      5,428,408      5,159,983
        Other (including equity in net
        loss of affiliated entities)         (638,672)     1,084,839       (206,068)       257,534
                                           ----------     ----------     ----------     ----------

           Total Revenues                  32,768,836     34,524,809     10,630,064     11,948,912
                                           ----------     ----------     ----------     ----------

Expenses
        Cost of Sales                      15,471,295     14,431,434      5,022,085      5,573,449
        Operating-real estate and hotel     7,831,197      7,506,638      2,684,331      2,545,564
        Selling, general & administrative   4,167,179      4,484,149      1,174,551      1,472,414
        Depreciation and amortization       2,878,527      2,843,152        978,619      1,009,653
        Real estate taxes                   2,090,406      1,969,607        678,636        657,666
        Interest                            2,496,899      2,182,123        808,525        739,935
                                           ----------     ----------     ----------     ----------

           Total Expenses                  34,845,503     33,417,103     11,346,747     11,998,681
                                           ----------     ----------     ----------     ----------

        (Loss) income before income
         taxes and minority interests      (2,076,667)     1,107,706       (716,683)       (49,769)

        Income taxes - Note 3                (285,000)      (428,000)       (76,000)      (106,000)
        Minority interests                    932,141        362,995        313,927        230,327
                                           ----------     ----------     ----------     ----------

           Net (Loss) Income              $(1,429,526)   $ 1,042,701    $  (478,756)   $    74,558
                                          ===========    ===========    ===========    ===========

        (Loss) earnings per share:
           Net (Loss) income              $     (2.12)   $      1.55    $      (.71)   $       .11
                                           ==========     ==========     ==========     ==========

Average shares outstanding                    672,811        673,946        672,305        673,718

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                               Nine Months Ended
                                                                   March 31,
                                                              1996           1995
                                                           -----------    -----------
OPERATING ACTIVITIES
  Net (Loss) Income                                        $(1,429,526)   $ 1,042,701
    Adjustments to Reconcile Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                          2,878,527      2,843,152
      Minority Interests' Share of Loss in
       Subsidiaries                                           (932,141)      (362,995)
  Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Accounts and Other
       Receivables                                             215,841       (971,798)
      Decrease (Increase) in Inventories                       647,171       (798,832)
      Increase in Other Assets                                (474,217)    (1,261,727)
      (Decrease) Increase in Accounts Payable                 (675,517)        59,335
      Increase (Decrease) in Other Liabilities                  39,771        (25,467)
                                                           -----------    -----------

        NET CASH PROVIDED BY OPERATIONS                        269,909        524,369
                                                           -----------    -----------

INVESTING ACTIVITIES
  Purchase of Property Plant and Equipment                  (2,416,776)    (4,100,100)
  Investment in and Advances to Affiliated Entities-Net      1,971,593        216,711
  Payments Received on Mortgages Receivable                    670,000        530,000
                                                           -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                  224,817     (3,353,389)
                                                           -----------    -----------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable                    600,000      4,000,000
  Payments on Long Term Debt                                (1,319,664)    (1,497,063)
  Other Financing Activities                                   (40,817)       (14,040)
                                                           -----------    -----------

        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (760,481)     2,488,897
                                                           -----------    -----------

          DECREASE IN CASH AND CASH EQUIVALENTS               (265,755)      (340,123)
  Cash and Cash Equivalents at Beginning of Period           1,294,475      1,316,144
                                                           -----------    -----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 1,028,720    $   976,021
                                                           ===========    ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations and cash flows for the nine and three month periods ended March 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented, have been made.

2.       INVENTORIES

                                            March 31,           June 30,
                                              1996                1995
                                           ----------          ----------
Work-in process and
 raw materials                             $2,046,395          $1,945,308
Finished goods                              2,778,434           3,526,692
                                           ----------          ----------
                                           $4,824,829          $5,472,000
                                           ----------          ----------

3.       INCOME TAXES

                                                 Nine Months Ended
                                                      March 31,
                                             1996                 1995
                                           --------             --------
Federal                                    $   --               $150,000
State                                       285,000              278,000
                                           --------             --------
                                           $285,000             $428,000
                                           --------             --------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)


Liquidity and Capital Resources

Working capital for the nine months ended March 31, 1996 decreased by approximately $1,249. Net cash provided by operating activities was approximately $270. Net cash used by financing activities was approximately $760. Net cash of approximately $225 was provided by investing activities.

The Company has a term loan and a $3,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At March 31, 1996, $3,000 is outstanding under the line of credit. The term loan, which has an outstanding balance of $7,611 at March 31, 1996, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The revolving line, which is renewable annually, is due December 31, 1996. The interest rate on both facilities is one percent in excess of the lender's prime rate.


Results of Operations

     Nine months ended March 31, 1996 and 1995

Income from operations before income taxes and minority interests decreased $3,185. The components are as follows:

                                                             (Decrease)
                              1996             1995           Increase
                            -------          -------          --------
Real Estate                 $ 3,554          $ 3,583          ($   29)
Hotel                           342              113              229
Seafood                      (3,281)            (499)          (2,782)
Textiles                        (28)             656             (684)
Corporate                    (2,664)          (2,745)              81
                            -------          -------          -------
                            ($2,077)         $ 1,108          ($3,185)
                            -------          -------          -------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)


REAL ESTATE

     Revenues increased $571. A mortgage obtained on January 1, 1995 on the Jefferson Bank Building in Miami Beach, Florida increased mortgage interest expense by $119, and due to the unusually cold winter, utility and snow removal costs increased $390. There were no other significant variations in any other expense category.


HOTEL

     Revenues increased $227 over last year. Hotel earnings increased $229 as a result of the higher revenues.


SEAFOOD

     Revenues increased $1,115 in the current period primarily in sales of shrimp. Earnings decreased $2,782 for the seafood division due primarily to the presence of "brown tide" at our clam operation during the summer months which curtailed production, the lack of availability of scallops for Lambert Seafood operations, and a substantial reduction in the sales price of shrimp resulting from a temporary oversupply of product worldwide.


TEXTILES

     Hanora Spinning's earnings decreased $211 to $611 for the nine months due to higher operating costs. Hanora South and J & M Dyers recognized combined losses of $434 compared to last years profit of $111 due substantially to J & M Dyers completion of a substantial contract that expired in December 1994. Whitlock Combing incurred a loss of $255 in the current period as compared to a loss of $333 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $1,873 due to reduced sales at J & M of approximately $1,159, and lower sales at Hanora Spinning due to an industry-wide slump.


CORPORATE/OTHER

     Corporate including the operations of the nursing homes and interest on the Company's term loan and revolving line of credit remained approximately the same.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION - CONTINUED
                                 (IN THOUSANDS)

                   Three months ended March 31, 1996 and 1995

Income from operations before income taxes and minority interests decreased $668. The components are as follows:

                                                           (Decrease)
                             1996            1995           Increase
                           -------         -------          --------

Real Estate                $ 1,090         $ 1,115          $   (25)
Hotel                          (18)           (110)              92
Seafood                     (1,005)           (493)            (512)
Textiles                        48             271             (223)
Corporate                     (832)           (832)            --
                           -------         -------          -------
                           $  (717)        $   (49)         $  (668)
                           -------         -------          -------

REAL ESTATE

     Revenues increased $132, but earnings decreased $25 due to approximately $303 of additional utility and snow removal costs due to the unusually harsh winter, and lower repairs and maintenance costs of approximately $100.

HOTEL

     Hotel earnings increased $92, due to increased revenues of $136. There were no significant variations in any expense category.

SEAFOOD

     Earnings decreased $512 substantially due to increased losses from shrimp operations in Ecuador and lack of product at Lambert Seafood.

TEXTILES

     Earnings decreased $223. Hanora Spinning's earnings decreased $46. Hanora South and J & M Dyers recognized combined losses of $234 as compared to last year's loss of $44 due substantially to a decrease in sales volume.

CORPORATE/OTHER

     Corporate expenses remained the same.

                           PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

         Exhibits:  None

         Reports: There were no reports on Form 8-K filed during the quarter ended March 31, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant


Date:   May 23, 1996                              /s/     Norman A. Halper
                                                 ----------------------------
                                                          Norman A. Halper
                                                             President

Date: May 23, 1996                                /s/     Harry Bergman
                                                 ----------------------------
                                                          Harry Bergman
                                                            Treasurer