Form 10-K
period 1996-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1996-10-15
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1996

                           Commission File No. 0-1437
                           --------------------------

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

     DELAWARE                                            13-1938454
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     302 Fifth Avenue
     New York, New York                                               10001
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (212) 279-6100

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, Par Value $1 per share
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes |X|   No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of September 16, 1996, 672,269 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $1,707,000 (based upon the price paid by Registrant for shares).

                       Documents Incorporated by Reference
                       -----------------------------------
                                 See Item 14(c)

                    The First Republic Corporation of America

                                  10-K Contents


                                                                            Page

PART I

Item  1. Business..........................................................   1
Item  2. Properties........................................................   4
Item  3. Legal Proceedings.................................................   8
Item  4. Submission of Matters to a Vote of Security Holders...............   8

PART II

Item  5. Market for the Registrant's Common Stock and Related
          Security Holder Matters..........................................   9
Item  6. Selected Financial Data...........................................  10
Item  7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  11
Item  8. Financial Statements and Supplementary Data.......................  14
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  45

PART III

Item 10. Directors and Executive Officers of the Registrant................  46
Item 11. Executive Compensation............................................  48
Item 12. Security Ownership of Certain Beneficial Owners and Management....  50
Item 13. Certain Relationships and Related Transactions....................  52

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports
           on Form 8-K.....................................................  55

Signatures ................................................................  60

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

b.   Financial Information about Industry Segments

     The sales and operating profit (loss) from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 1996 are set forth in Note 2 (Industry Segments) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item 8. hereof.

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

     Real estate revenues accounted for 37%, 34% and 32% of consolidated revenues from operations for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     Hotel

     The Company owns and operates a 288 room hotel and convention center known as the Four Points Hotel, an ITT Sheraton franchise (formerly known as the Sheraton Inn--Syracuse), located in Liverpool, New York. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

     Hotel revenues accounted for 12%, 11% and 11% of consolidated revenues from operations for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

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

     Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints over the past several years, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 1995 increased 1% compared with the prior fiscal year. The aggregate number of bushels of clams decreased 36% in the fiscal year ended June 30, 1996 as compared with the fiscal year ended June 30, 1995. For the period July 1, 1996 through August 31, 1996, the aggregate number of clams harvested decreased 36% compared with the same period in the prior year. The decrease in production for fiscal year ended June 30, 1996 was caused by a temporary condition commonly known as "brown tide" which occurred in the summer months of 1995 and decreased production which has continued into the current year.

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

     Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, which are both located in Ecuador. Sales of shrimp from the foregoing operations approximated $1,780,000 and $1,495,000 for the fiscal years ended June 30, 1996 and 1995, respectively. Bluepoints, through a foreign subsidiary, also owns a 38% interest in another Ecuadorian shrimp farming operation. See Item 12 and 13 below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

     The Company also owns a 50% interest in Lambert Seafood Company, a scallop operation in Cape Canaveral, Florida. In the current fiscal year, there were no scallops harvested and there can be no assurance that extensive beds of scallops will be found in the future.

     Seafood revenues accounted for 16%, 15% and 13% of consolidated revenues from operations for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     Textile

     The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 1996, Hanora purchased approximately $142,000 of additional equipment. The backlog of yarn sales on August 31, 1996 was approximately $5,500,000 as compared to $7,400,000 a year ago. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 1997. Three customers accounted for approximately 32% of Hanora's total sales during the 1996 fiscal year. The loss of any one of these customers would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

     The Hanora South division of the Company ("Hanora South"), operates a yarn spinning plant in Lake City, South Carolina which produces craft, sweater, hosiery, upholstery and industrial yarns as a commission spinner for Hanora. J&M Dyers, ("J & M"), another division of the Company, which operates a yarn dyeing plant in Sumter, South Carolina, is a commission dyer for rawstock, package, ombre and skein dyeing. Neither of these divisions is a significant factor in the markets they serve and each competes with a number of other firms that are substantially larger; at the present time, neither has a significant backlog of orders.

     Textile revenues accounted for 33%, 38% and 37% of consolidated revenues from operations for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     Health Care

     The Company owns a 49.9% partnership interest in two nursing homes located in Jersey City, New Jersey (the "Jersey City Facility") and Rochelle Park, New Jersey (the "Rochelle Park Facility"). The Jersey City and Rochelle Park Facilities (see Item 2--Health Care Segment below) contain 180 beds and 240 beds, respectively, and each facility provides skilled and intermediate nursing care to both private and Medicaid residents. The Rochelle Park Facility also includes a 135-bed senior citizen residence and an adult day care center. Skilled and intermediate care facilities provide nursing services through the use of professional and nonprofessional employees. The nursing homes attempt to obtain residents through referrals from acute care hospitals, physicians, residential care facilities, church groups and other service organizations in the communities in which the facilities are located. There are competing facilities in these communities. In competing for residents, the reputation of the Company's facilities in the community and their physical appearance are important factors, since members of the resident's family generally participate to a greater extent in selecting skilled and intermediate nursing facilities than in selecting an acute care hospital. The Company's facilities also experience competition in employing and retaining high quality professionals and nonprofessional employees, including nurses, technicians, aides and others. The Company also owns a 49.9% partnership interest in a nursing home in Whiting, New Jersey. This facility is net leased to the operator of the facility under a lease which expires on December 31, 2011.

ITEM 2. PROPERTIES

       Location                             General Character (1)
--------------------------------------------------------------------------------
Real Estate Segment

Video Film Center                   10-story office building; 165,000 rentable
315-329 W. 44th Street              square feet; 95% rented.
New York, New York

Junior Coat Building                18-story office, showroom and
250 W. 39th Street                  manufacturing facility; 182,000 rentable
New York, New York                  square feet; 91% rented.

Jefferson National Bank Building    6-story office building; 39,300 rentable
4100 Pinetree Drive                 square feet; 100% rented.
Miami Beach, Florida

First Republic Office Park          Two, two-story office buildings with
Thruway and Electronics Parkway     49,000 and 35,000 rentable square feet;
Liverpool, New York                 14 acres of land; 66% rented.

Waltham Engineering Center          17 multi-story industrial buildings;
Waltham, Massachusetts              in excess of 380,000 rentable square feet;
                                    parking facilities; 99% rented.

East Newark Industrial Center       30 multi-story industrial buildings; in
East Newark, New Jersey             excess of 1,000,000 rentable square feet;
                                    parking facilities; 90% rented; second
                                    mortgage held by Bluepoints in the
                                    amount of $212,161 at September 1, 1996.

Nyanza Building                     Four-story and basement industrial
Woonsocket, Rhode Island            building; 300,000 rentable square feet;
                                    used by Company as spinning plant
                                    (100,000 sq. ft.) and balance rented to
                                    others; 81% rented.

Greensboro North Shopping Center    Approximately 13.5 acres of land and
Greensboro, North Carolina          140,000 square feet of space in buildings
                                    located thereon; 100% rented.

Greensboro South Shopping Center    Approximately 12 acres of land and
Greensboro, North Carolina          134,250 square feet of space in buildings
                                    located thereon; 94% rented.

       Location                             General Character (1)
--------------------------------------------------------------------------------

Shopping Center                     Approximately 13.5 acres of land and
Richmond, Virginia                  130,000 square feet of space in buildings
                                    located thereon; 100% rented.

London Bridge Shopping Center       Approximately 10.2 acres of land and
Virginia Beach, Virginia            100,000 square feet of space in buildings
                                    located thereon; 100% rented.

Vacant land                         Approximately 21 acres; suitable for
Melbourne, Florida                  development as a shopping center.

Sunscape Apartments                 167-unit residential garden apartments
Orlando, Florida                    located on approximately 12 acres of land;
                                    98% rented. (Company owns 50% of
                                    Sunscape Associates, a partnership which owns the apartments).

Shopping Center                     Approximately 22.7 acres of land and
Brookhaven, Pennsylvania            196,000 square feet of space in buildings
                                    located thereon; 100% rented.

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

                                    Two-story building and warehouse; 5,000
                                    square feet, presently vacant.
Hotel Segment

Four Points Hotel--Syracuse         288-room motor hotel and convention
Thruway and Electronics Parkway     center; indoor pool; operated under ITT
Liverpool, New York                 Sheraton franchise.

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

       Location                             General Character (1)
--------------------------------------------------------------------------------

Mattituck, New York                 Approximately 1 acre of land in Long
                                    Island; used as a grow out pond for
                                    the clam hatchery.

Crisfield, Maryland                 Approximately .78 acre of land and 33,625
                                    square feet of space in three buildings
                                    located thereon; previously used to receive, process, store and ship soft-shell crabs, presently vacant.

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

Textile Segment

Allendale, South Carolina           Approximately 195 acres of land, on which a
                                    plant containing one building with
                                    approximately 156,000 square feet is
                                    located, presently vacant.

Pageland, South Carolina            Approximately 10 acres of land and 36,125
                                    square foot building located thereon;
                                    previously used as bulking and twisting
                                    plant, warehouse and office, presently
                                    being rented.

       Location                             General Character (1)
--------------------------------------------------------------------------------

Lake City, South Carolina           Approximately 21.5 acres of land and 95,000
                                    buildings located thereon; used for a yarn spinning plant and warehouse.

Sumter, South Carolina              Approximately 10.5 acres of land and 61,000
                                    square foot building located thereon; used as yarn dyeing plant, warehouse and office.

Health Care Segment

Rochelle Park, New Jersey           240-bed nursing home; owned by partnership
                                    in which the Company has a 49.9% partnership interest.

                                    135-bed senior citizen residence; owned by partnership in which the Company has a 49.9% partnership interest.

Jersey City, New Jersey             180-bed nursing home; owned by partnership
                                    in which the Company has a 49.9% partnership interest.

Whiting, New Jersey                 180-bed nursing home; leased to tenant by
                                    partnership in which the Company has a 49.9% partnership interest.

Corporate Office

302 Fifth Avenue                    5,400 square feet of executive offices;
New York, New York                  month-to-month tenant at a rent of $8,200
                                    per month. See Item 13. below.

(1)--Reference is made to Schedule XI for information with respect to mortgages encumbering certain properties listed in the table.

(2)--Except as otherwise noted, the properties listed in the Seafood Segment are owned by Bluepoints Company, Inc., an 80.2% owned subsidiary of the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

a.   The Company's common stock is traded in the over-the-counter market.

     There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a high of $36.00 in November 1994 to a low of $33.00 in April 1996.

     Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 16, 1996, there were 834 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 1996. The Company has no intention of paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                  Fiscal year ended June 30
                                      1996        1995       1994       1993        1992
                                    ------------------------------------------------------
                                          (In thousands, except per share amounts)

Revenues                            $ 45,612    $ 48,216   $ 48,119   $ 47,036    $ 49,152
                                    ======================================================

Income before interest
  and income taxes                  $    912    $  4,450   $  3,308   $    743    $  3,062
                                    ======================================================

Interest costs                      $  3,115    $  2,993   $  2,166   $  2,239    $  2,636
                                    ======================================================

Income (loss) from continuing
  operations before extraordinary
  income and cumulative effect of
  accounting change                 $ (2,767)   $  1,010   $     88   $ (1,369)   $     84
                                    ======================================================

Net income (loss) per share
  of common stock from
  continuing operations             $  (4.11)   $   1.50   $    .13   $  (2.00)   $    .12
                                    ======================================================

Total assets                        $ 79,239    $ 82,740   $ 80,164   $ 79,106    $ 79,705
                                    ======================================================

Long-term debt                      $ 23,810    $ 25,540   $ 23,870   $ 22,234    $ 21,598
                                    ======================================================

Stockholders' equity                $ 40,446    $ 43,254   $ 42,264   $ 40,872    $ 42,732
                                    ======================================================

Cash dividends per common share         NONE        NONE       NONE       NONE        NONE
                                    ======================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 1996 decreased by approximately $1,991,000 as compared to the prior year.

Net cash provided by operating activities was approximately $3,466,000 during the 1996 fiscal year. Net cash used by financing activities was approximately $1,280,000. Net cash of approximately $2,472,000 was used for investing activities. The Company has a $3,000,000 revolving line of credit, renewable annually, with its principal lender with interest at 1% over the lender's prime rate. At June 30, 1996, $2,800,000 was outstanding under the line. The Company has a term loan with its principal lender which matures August 1, 1997 which the Company presently intends to renew. As of June 30, 1996, $7,444,470 was outstanding under the term loan.

During the three years ended June 30, 1996, the Company incurred capital expenditures of approximately $10,043,000. In addition, approximately $3,790,000 was expended for tenants' improvements during this three year period.

Results of Operations

Real Estate

In fiscal 1996, real estate operating profits decreased $100,000 on a revenue increase of $667,000 as compared to the prior year. The increase in revenues was primarily attributable to increased occupancy at substantially all of the Company's real estate properties. A full year's expense on the mortgage obtained last year on the Jefferson Bank Building in Miami Beach, Florida, increased interest expense by $102,000. Due to the unusually cold winter, utility and snow removal costs increased $461,000. The Company's real estate operating profits increased $844,000 in fiscal 1995 as compared with the prior year, while revenues increased $1,099,000 over the same period. The increase in operating profits was primarily attributable to the increase in revenues resulting from increased occupancy at substantially all the properties less $346,000 of interest expense for a portion of the year on the new mortgage obtained on the Jefferson Bank Building and a full year's expense on a mortgage obtained in the prior year on the Greensboro South Shopping Center.

Hotel

Operating profits for the Four Points Hotel for fiscal 1996 increased approximately $206,000 on an approximately $124,000 increase in revenues and lower operating costs. Operating profits for fiscal 1995 increased approximately $52,000 on an approximately $123,000 decrease in revenues from the prior year, due to lower operating costs.

Seafood

Overall, revenues for the seafood division increased by 2% as compared to the prior year. Losses from operations (including equity share of losses in affiliated entities) in fiscal 1996 were $4,169,000 as compared to a loss of $1,756,000 last year. Ecuadorian operations sustained a loss of $2,043,000 as compared to last year's loss of $1,684,000 due to lower than anticipated shrimp production in Ecuador and a substantial reduction in the sales price of shrimp resulting from an oversupply of shrimp worldwide. The Company incurred a $1,033,000 loss from its scallop operations (including a $341,000 writedown of other assets) due to lack of availability of product as compared to a $54,000 loss in the prior year. Bluepoints' Long Island operations had a loss of $941,000 due to the presence of "brown tide" at our clam operations during the summer months, and curtailed production during the remainder of the year. This compares with income of $170,000 in the prior year. There was a loss of $152,000 from the discontinued soft shell crab operation, whose assets have been put up for sale. The fiscal 1995 revenues for the seafood division increased by 18% as compared to the prior year. Losses from operations in fiscal 1995 (including equity share of losses in affiliated entities) were $1,756,000 as compared to a loss of $2,170,000 in fiscal 1994. The increase in revenues was attributable to importation of shrimp from Costa Rica. Losses from Ecuadorian operations decreased by $164,000 to $1,684,000. Such losses were due to limits on shrimp production caused by poor water quality in the Company's shrimp ponds. Although the Company received a $450,000 distribution from its scallop operations, it incurred a $54,000 loss from operations as compared to a $492,000 loss in the prior year. Bluepoints' Long Island operations had income of $170,000 which was $112,000 below the income from the prior year. There was a loss of $188,000 from the discontinued soft shell crab operation.

Textile

Revenues for the textile division decreased by 17% over last year, and earnings decreased $1,442,000. Hanora Spinning's earnings decreased $575,000 to $683,000 due to substantially higher operating costs and lower revenues. Hanora South and J & M incurred a combined loss of $530,000 as compared to last year's profit of $200,000 due to higher revenues and gross profits earned at J & M last year as a result of a substantial contract received from a new customer that expired in December 1994. Whitlock Combing Company Inc. ("Whitlock"), which owned a wool combing plant in South Carolina and which discontinued operations in 1992, incurred expenses of $526,000 (including depreciation and a writedown of its building of $262,000) relating to its property in South Carolina which is being offered for sale, compared to a loss of $389,000 in the prior year. During the three years ended June 30, 1996, the Company purchased approximately $1,075,000 of machinery and equipment for the textile operations. In fiscal 1995, revenues for the textile division increased by 2% and earnings increased $984,000. Hanora Spinning's earnings increased $120,000 to $1,258,000 due substantially to higher operating margins. Hanora South and J & M incurred combined profits of $200,000 as compared to losses of $490,000 in fiscal 1994 as a result of the substantial contract at J & M mentioned above. Whitlock incurred a loss of $389,000.

Health Care

In fiscal 1996, the Company recognized income of $47,000 from its investment in health care operations. The decrease in income was primarily caused by a decrease in occupancy at one facility and increased operating cost. In fiscal 1995, the Company recognized income of $639,000 from this investment. In fiscal 1994, the Company recognized income of $293,000.

Corporate/Other

Corporate interest and expenses for the last three years was $4,173,000, $4,852,000 and $4,826,000, respectively. Corporate and other revenues for the last three years was $407,000, $813,000 and $3,213,000, respectively. Corporate and other revenues includes the operations of Merrimac Corporation other than those related to the ownership of real estate which are included in the real estate operations. The reduction in expenses in fiscal 1996 was due to the closing of the Merrimac Ice Bucket division last year and a reduction in other related costs of Merrimac of $336,000 and reduced professional fees of $73,000. Corporate and other revenues in fiscal 1994 include $1,322,000 of income resulting from the termination of a royalty agreement with the purchaser of the Merrimac Silversmith assets, a $446,000 reduction in the Merrimac pension obligation pursuant to curtailment of a pension plan, and $500,000 received from the settlement of a lawsuit. Except as referred to above, all corporate expenses, including interest on the Company's term loan and revolving line of credit, have remained relatively constant for the last three years.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, retained earnings, and cash flows for each of three years in the period ended June 30, 1996. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries and the hotel division, which statements reflect total assets constituting 17% in 1996 and 15% in 1995, and total revenues constituting 17% in 1996, 15% in 1995 and 13% in 1994, of the related consolidated totals, (b) the Mondragon Companies, accounted for on the equity method, and (c) certain health care entities (Bristol Manor Health Care Center, Inc., The Whitehall Residence, Inc., Logan Manor Corp., Harbor View Health Care Center, Inc.), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                       /s/ Ernst & Young LLP


New York, New York
September 25, 1996

[LOGO]

                      [Letterhead of BDO Stern Cia. Ltda.]


Independent Auditor's Report


To the Board of Directors
Marchelot S.A. and Subsidiaries
New York, S.A.


We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda), and its subsidiaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and Comercorp S.A. as of June 30, 1996 and 1995, and the related consolidated statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries to June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles prevailing in the United States of America.


/s/ BDO Stern

August 1, 1996
Guayaquil, Ecuador

                     [LETTERHEAD OF DERMODY, BURKE & BROWN]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  FIRST REPUBLIC CORPORATION OF
  AMERICA SHERATON INN - SYRACUSE

We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, SHERATON INN - SYRACUSE as of June 30, 1996 and 1995, and the related statements of income and division control and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of FIRST REPUBLIC CORPORATION OF AMERICA, SHERATON INN - SYRACUSE at June 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


                                             /s/ Dermody, Burke and Brown

                                             DERMODY, BURKE AND BROWN
                                             Certified Public Accountants, P. C.


Syracuse, New York
July 26, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
Bristol Manor Health Care Center, Inc.


     We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of June 30, 1996 and 1995, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


August 22, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
Bristol Manor Health Care Center, Inc.


     We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of December 31, 1995 and 1994, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


February 29, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
The Whitehall Residence, Inc.


     We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of June 30, 1996 and 1995, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


August 22, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
The Whitehall Residence, Inc.


     We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of December 31, 1995 and 1994, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


February 29, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
Logan Manor Corp.


     We have audited the accompanying balance sheet of Logan Manor Corp. as of June 30, 1996 and 1995, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


August 22, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
Logan Manor Corp.


     We have audited the accompanying balance sheet of Logan Manor Corp. as of December 31, 1995 and 1994, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


February 22, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
Harbor View Health Care Center, Inc.


     We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of June 30, 1996 and 1995, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


August 22, 1996

                          [LETTERHEAD OF LOEB & TROPER]


                          Independent Auditor's Report


Board of Directors
Harbor View Health Care Center, Inc.


     We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of December 31, 1995 and 1994, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                             /s/ LOEB & TROPER


February 29, 1996

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                                                    June 30
                                                                             1996            1995
                                                                          ---------------------------
Assets
Current assets:
   Cash and cash equivalents                                              $ 1,009,079     $ 1,294,475
   Accounts and rents receivable, net of allowances of
     $210,345 and $253,679                                                  4,900,233       5,285,331
   Mortgages receivable--current portion (Note 3)                             620,546       1,061,079
   Other receivables (including $725,000 in 1996 due from related party)    1,092,824         253,200
   Inventories (Note 1)                                                     4,921,283       5,472,000
   Prepaid expenses and other assets                                        1,115,724       1,158,828
                                                                          ---------------------------
Total current assets                                                       13,659,689      14,524,913

Real estate held for rental and hotel, at cost (Notes 5 and 8):
   Land                                                                     8,399,740       8,399,740
   Building and improvements                                               41,558,112      41,850,660
                                                                          ---------------------------
                                                                           49,957,852      50,250,400
   Less accumulated depreciation                                           23,455,743      22,675,090
                                                                          ---------------------------
                                                                           26,502,109      27,575,310
Other property, plant and equipment, at cost (Note 1):
   Land                                                                     1,530,849       1,530,849
   Buildings and improvements                                               5,886,323       5,337,730
   Leaseholds and improvements                                              1,167,759       1,182,233
   Machinery, equipment, parts and vehicles                                12,719,198      12,079,826
   Furniture and furnishings                                                  376,284         382,762
   Construction-in-progress                                                   438,212         924,371
                                                                          ---------------------------
                                                                           22,118,625      21,437,771
   Less accumulated depreciation and amortization                           8,693,495       7,964,051
                                                                          ---------------------------
                                                                           13,425,130      13,473,720

Mortgages receivable--net of current portion (Note 3)                         109,680         671,420

Investments in and advances to affiliated entities (Notes 1 and 4)         12,247,909      13,670,921
Tenant improvements, net of accumulated amortization of
   $2,323,024 and $1,858,234                                                5,852,223       5,637,979
Unamortized leasing, financing and other deferred costs                     1,764,806       1,864,174

Other assets:
   Cash and securities in trust for tenants' security deposits              1,569,383       1,485,400
   Mortgage escrow funds and security deposits                                149,813         187,572
   Assets held for sale (Note 11)                                           1,300,001       1,718,111
   Due from related parties (Note 10)                                       2,331,984       1,578,886
   Other                                                                      326,263         351,324
                                                                          ---------------------------
                                                                            5,677,444       5,321,293
                                                                          ---------------------------
Total assets                                                              $79,238,990     $82,739,730
                                                                          ===========================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                       June 30
                                                                1996          1995
                                                            -------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable, banks (Note 5)                            $ 3,472,000   $ 3,134,759
   Note payable, related party (Note 10)                        640,000       640,000
   Current portion of long-term debt (Note 5)                 1,729,997     1,658,075
   Accounts payable                                           1,892,374     1,372,861
   Accrued expenses and taxes payable                         2,088,320     1,744,319
   Due to related parties (Note 10)                             743,792       893,373
   Other liabilities                                             93,257        90,984
                                                            -------------------------
Total current liabilities                                    10,659,740     9,534,371

Long-term debt (Note 5)                                      23,809,823    25,539,845

Deferred income tax (Note 6)                                    567,926       637,926

Other liabilities:
   Tenants' security deposits payable                         1,569,383     1,485,400
   Accrued pension (Note 7)                                   1,215,840     1,215,840
                                                            -------------------------
                                                              2,785,223     2,701,240

Minority interests                                              608,266       688,360

Deferred income (Note 3)                                        362,323       383,878
                                                            -------------------------
Total liabilities                                            38,793,301    39,485,620

Stockholders' equity:
   Common stock, $1 par value:
     Authorized, 2,400,000 shares;
     Issued, 1,175,261 shares                                 1,175,261     1,175,261
   Additional paid-in capital                                15,000,753    15,000,753
   Retained earnings                                         28,673,150    31,440,094
                                                            -------------------------
                                                             44,849,164    47,616,108
   Less treasury stock, at cost--502,992 and
     501,744 shares (Note 11)                                 4,403,475     4,361,998
                                                            -------------------------
Total stockholders' equity                                   40,445,689    43,254,110
Leases, commitments and contingencies
   (Notes 8 and 9)
                                                            -------------------------
Total liabilities and stockholders' equity                  $79,238,990   $82,739,730
                                                            =========================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations

                                                                                 Year ended June 30
                                                                   1996              1995              1994
                                                               ------------------------------------------------
Revenues:
   Sales--textiles and seafood                                 $ 22,329,954      $ 25,391,537      $ 23,717,207
   Rents and other revenues--real estate and hotel
     operations
                                                                 22,390,066        21,608,443        20,544,116
   Other (including interest income of approximately
     $83,000, $106,000 and $94,000, respectively)
     (Notes 7 and 11)                                               891,536         1,215,623         3,857,729
   Equity in loss of affiliated entities (Note 4)                (2,065,609)         (118,264)       (1,416,679)
                                                               ------------------------------------------------
                                                                 43,545,947        48,097,339        46,702,373
Costs and expenses:
   Cost of sales                                                 20,460,983        21,674,192        20,704,424
   Operating costs--real estate and hotel operations             13,495,292        12,631,176        12,070,807
   Depreciation and amortization                                  3,817,390         4,182,079         4,168,509
   Interest                                                       3,115,460         2,993,065         2,165,773
   Selling, general and administrative                            5,575,769         5,642,437         6,911,674
   Writedown of property and equipment (Note 11)                    418,110           265,189           160,929
   Minority interests' share of loss of subsidiaries             (1,133,113)         (748,233)         (622,413)
                                                               ------------------------------------------------
                                                                 45,749,891        46,639,905        45,559,703
                                                               ------------------------------------------------
(Loss) income before income taxes, extraordinary item
   and cumulative effect of change in accounting for
   income taxes
                                                                 (2,203,944)        1,457,434         1,142,670
Income tax expense (Note 6)                                         563,000           447,000         1,055,000
                                                               ------------------------------------------------
(Loss) income before extraordinary item and cumulative
   effect of accounting change                                   (2,766,944)        1,010,434            87,670

Extraordinary income--share of gain on extinguishment
   of debt by affiliated entities, net of income taxes of
   $120,000 (Note 4)                                                   --                --             300,000
Cumulative effect as of July 1, 1993 of change in
   method of accounting for income taxes (Note 1)                      --                --           1,173,000
                                                               ------------------------------------------------
Net (loss) income                                              $ (2,766,944)     $  1,010,434      $  1,560,670
                                                               ================================================

Per share of common stock (Note 1):
   (Loss) income before extraordinary item
     and cumulative effect of accounting change                $      (4.11)     $       1.50      $        .13
   Extraordinary income                                                --                --                 .44
   Cumulative effect of accounting change                              --                --                1.74
                                                               ------------------------------------------------
   Net (loss) income                                           $      (4.11)     $       1.50      $       2.31
                                                               ================================================


See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings

                                                 Year ended June 30
                                         1996            1995           1994
                                     -------------------------------------------

Balance, beginning of year           $ 31,440,094    $ 30,429,660   $ 28,868,990

Net (loss) income for the year         (2,766,944)      1,010,434      1,560,670
                                     -------------------------------------------

Balance, end of year                 $ 28,673,150    $ 31,440,094   $ 30,429,660
                                     ===========================================


See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               Year ended June 30
                                                        1996           1995           1994
                                                    -----------------------------------------
Operating activities
Net (loss) income                                   $(2,766,944)   $ 1,010,434    $ 1,560,670
Adjustments to reconcile net (loss) income
   to net cash provided by operating
   activities:
     Depreciation and amortization                    3,817,390      4,182,079      4,168,509
     Writedown of property and equipment                418,110        265,189        160,929
     Deferred income taxes                              (70,000)       (36,000)       150,000
     Cumulative effect of change in method of
       accounting for income taxes                         --             --       (1,173,000)
     Equity in net loss of affiliated entities        2,065,609        118,264        996,679
     Minority interests' share of loss in
       subsidiaries                                  (1,133,113)      (748,233)      (622,413)
     Changes in operating assets and
       liabilities:
         Accounts, rents and other
           receivables                                 (454,526)       381,909        966,548
         Inventories                                    550,717       (740,455)      (950,302)
         Prepaid and other assets                        43,104        110,427      1,217,218
         Due from related parties                       217,250       (217,250)          --
         Accounts payable                               519,513       (739,032)       412,968
         Accrued and other current liabilities          346,274        383,052       (740,483)
         Due to related parties                        (149,581)      (434,627)       573,000
         Other liabilities                               62,428        (82,924)      (530,532)
                                                    -----------------------------------------
Cash provided by operating activities                 3,466,231      3,452,833      6,189,791
                                                    -----------------------------------------

Investing activities
Purchases of real estate held for rental               (546,167)    (2,815,491)    (2,216,655)
Purchases of other property plant and
   equipment                                         (1,502,017)    (1,340,667)    (1,622,258)
Additions to tenant improvements                       (861,659)    (2,229,991)      (698,933)
Investment in affiliated entities                      (993,338)    (2,440,294)    (3,257,822)
Distribution in excess of equity in earnings
   from affiliated entities                             350,741        816,610        915,000
Payments received on mortgages receivable             1,002,273      1,907,516        616,776
Other investing activities                               78,205         21,020     (1,080,394)
                                                    -----------------------------------------
Net cash used in investing activities                (2,471,962)    (6,081,297)    (7,344,286)
                                                    -----------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                              Year ended June 30
                                                     1996            1995            1994
                                                 --------------------------------------------
Financing activities
Proceeds from mortgage and notes payable
   to banks                                      $  2,200,000    $ 11,209,241    $ 11,705,000
Payments on mortgages and notes payable
   to banks                                        (3,520,859)     (8,626,991)    (10,372,203)
Repayment of subordinated debenture                      --              --          (469,336)
Minority interests' additional paid-in capital         82,671          44,585         271,567
Purchases of treasury stock                           (41,477)        (20,040)       (169,188)
                                                 --------------------------------------------
Net cash (used in) provided by financing
   activities
                                                   (1,279,665)      2,606,795         965,840
                                                 --------------------------------------------

Net decrease in cash and cash equivalents            (285,396)        (21,669)       (188,655)
Cash and cash equivalents at the beginning
   of year                                          1,294,475       1,316,144       1,504,799
                                                 --------------------------------------------
Cash and cash equivalents at the end of year     $  1,009,079    $  1,294,475    $  1,316,144
                                                 ============================================

Supplemental disclosure
Income taxes paid                                $    503,095    $    582,005    $    466,525
Interest paid                                    $  3,127,523    $  2,943,574    $  2,222,170

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1996


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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                     June 30
                                             1996               1995
                                         ------------------------------
Work-in-process and raw materials        $ 1,655,147        $ 1,945,308
Finished goods                             3,266,136          3,526,692
                                         ------------------------------
                                         $ 4,921,283        $ 5,472,000
                                         ==============================

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                 Estimated
          Classification                        Useful Life
----------------------------------------      ----------------
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

Per Share Data

Per share amounts are based on 672,677 (1996), 673,867 (1995) and 675,635 (1994)
weighted average shares of common stock outstanding.

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Change in Method of Accounting for Income Taxes

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. The cumulative effect of the change at July 1, 1993 increased net income by $1,173,000 or $1.74 per share for the year ended June 30, 1994.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company will adopt SFAS 121 in the first quarter of fiscal 1997. Due to the extensive number of estimates that must be made to assess the impact of Statement 121, the financial statement impact of adoption has not yet been determined.

Foreign Operations

A subsidiary, together with certain entities in which the subsidiary owns a 38% interest, is engaged in shrimp farming operations in Ecuador and all of such entities sell their products solely to a domestic subsidiary of the Company engaged in seafood operations. Financial statements of such foreign entities are translated using the U.S. dollar as the functional currency as Ecuador has a hyperinflationary currency. Operations include exchange gains of $182,145
(1996), $254,954 (1995) and $108,155 (1994) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

2. Industry Segments and Foreign Operations

Following is information about the Company's industry segments for each of the three years ended June 30:

                                     1996            1995            1994
                                 --------------------------------------------
Revenues:
  Real estate                    $ 17,104,302    $ 16,436,969    $ 15,337,857
  Hotel                             5,413,092       5,289,114       5,411,804
  Seafood                           7,458,512       7,296,381       6,186,843
  Textile                          15,229,106      18,379,894      17,969,256
  Other                                  --              --         2,147,968(c)
  Corporate                           406,544         813,245       1,065,324
                                 --------------------------------------------
                                 $ 45,611,556    $ 48,215,603    $ 48,119,052
                                 ============================================
Operating profit (loss):
  Real estate (a)                $  4,512,789    $  4,612,379    $  3,768,768
  Hotel                               501,442         295,461         243,369
  Seafood                          (2,146,319)     (1,111,286)       (547,904)
  Textile (b)                        (372,844)      1,069,602          85,467
  Other                                  --              --         2,147,968(c)
                                 --------------------------------------------
Total operating profit              2,495,068       4,866,156       5,697,668

Corporate expenses                 (3,151,081)     (3,802,300)     (4,000,349)
Corporate interest expense         (1,021,979)     (1,049,636)       (825,707)
Corporate revenue                     406,544         813,245       1,065,324
Equity in loss of affiliated
  entities (d)                     (2,065,609)       (118,264)     (1,416,679)
Minority interests' share of
  loss of subsidiaries              1,133,113         748,233         622,413
                                 --------------------------------------------
(Loss) income before income
  taxes, extraordinary item
  and cumulative effect of
  change in accounting for
  income taxes
                                 $ (2,203,944)   $  1,457,434    $  1,142,670
                                 ============================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                        1996           1995(f)         1994(f)
                                     -------------------------------------------
Identifiable assets:
  Real estate                        $33,719,375     $34,863,392     $34,914,215
  Hotel                                2,938,507       3,026,711       3,301,524
  Seafood                             11,372,330      12,749,755      11,903,902
  Textile                             12,685,459      14,803,131      14,839,579
  Corporate and other (e)             18,523,319      17,296,741      15,204,408
                                     -------------------------------------------
                                     $79,238,990     $82,739,730     $80,163,628
                                     ===========================================
Depreciation and
  amortization:
    Real estate                      $ 1,795,298     $ 2,035,785     $ 1,893,119
    Hotel                                471,486         631,786         617,744
    Seafood                              286,959         218,794         263,399
    Textile                            1,179,043       1,181,073       1,184,057
    Corporate and other                   84,604         114,641         210,190
                                     -------------------------------------------
                                     $ 3,817,390     $ 4,182,079     $ 4,168,509
                                     ===========================================
Capital expenditures--net:
  Real estate                        $ 1,228,017     $ 4,531,561     $ 2,648,694
  Hotel                                  179,809         545,673         262,763
  Seafood                              1,167,317         483,927       1,323,087
  Textile                                242,266         592,475         240,715
  Corporate and other                     92,434         232,513          62,587
                                     -------------------------------------------
                                     $ 2,909,843     $ 6,386,149     $ 4,537,846
                                     ===========================================

     (a)  Reflects mortgage interest expense of $1,622,687 (1996), $1,564,524
          (1995) and $1,230,545 (1994).
     (b)  Includes losses from Whitlock (see Note 12b).

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

     (c) Includes $1,321,775 for termination of royalty agreements and $446,000 for curtailment of pension benefits (see Note 8).

     (d)  See Note 4.

     (e) Consists principally of investments in and advances to affiliated entities.

     (f) Certain amounts have been reclassified to conform with 1996 presentation.

The Company's operations in the industry segments detailed above consist of:

     Real Estate: Ownership of loft, office and industrial buildings, shopping centers, residential property and vacant land located principally in New York State, New Jersey, Florida, North Carolina, Massachusetts and Pennsylvania.

     Hotel: Ownership and operation of a hotel in Liverpool, New York.

     Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's south shore in New York State, and sales of shrimp imported from Ecuador (both grown in Company owned ponds and purchased from a 38% owned investee and other third-parties) and from Costa Rica.

     Textile: Operations of two yarn spinning plants and a dye house located in South Carolina and Rhode Island.

Foreign operations, consisting of the operation of a shrimp farm and shrimp hatchery, were conducted in Ecuador through Marchelot S.A. and its wholly-owned and 62.5% owned subsidiaries. For the years ended June 30, 1996, 1995 and 1994, respectively, such entities had sales of approximately $1,780,000, $1,495,000 and $671,000, all of which were to the Company and eliminated in consolidation, and net losses (including a share of net losses from the Mondragon Companies accounted for by the equity method--see Note 4) of $1,875,000, $1,549,000, and $1,687,000. As of June 30, 1996 and 1995, respectively, such subsidiaries had total assets of approximately $10,302,473 and $9,211,000, liabilities (excluding intercompany loans and advances) of $3,102,000 and $3,121,000 and minority interests of $608,000 and $688,000. In addition, Bluepoints Company Inc., a domestic subsidiary, had outstanding advances to the Mondragon Companies of $2,988,246 and $4,390,020 at June 30, 1996 and 1995, respectively.

           The First Republic Corporation of America and Subsidiaries

3. Mortgages Receivable

A summary of mortgages receivable is as follows:

                               Interest                                    June 30
           Description           Rate         Maturity Date         1996            1995
--------------------------------------------------------------------------------------------
First lien on motel              8.0%      December 1, 1996 (1)  $  617,783      $   654,789
First lien on condominiums    7.9%-10.5%   (2)                      112,443        1,077,710
                                                                 ---------------------------
                                                                    730,226        1,732,499
Less payment due within one
  year included in current
  assets                                                            620,546        1,061,079
                                                                 ---------------------------
                                                                 $  109,680      $   671,420
                                                                 ===========================

     (1)--A gain of $786,230, which was realized on the sale of a motel during the fiscal year ended June 30, 1977, has been treated in accordance with the installment method which requires the recognition of gain as cash is collected. The unrecognized portion of the gain of $362,323 and $383,878 is classified in the accompanying balance sheets as deferred income at June 30, 1996 and 1995, respectively.

     (2)--Payment terms of mortgages require monthly payments for seven years with the remaining principal balance due at that time. The maturity dates range from December 1, 1998 to June 1, 1999.

Maturities are as follows:

                                             Amount
                                            --------
Year ending June 30:
  1997                                      $620,546
  1998                                         3,001
  1999                                       106,679
                                            --------
                                            $730,226
                                            ========

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                                                  Company's                    Company's
                                               Investments and              Equity in Income
                                                  Advances                       (Loss)
                                            --------------------   ---------------------------------
                              Company's
                              Ownership           June 30                   Year ended June 30
                              Percentage      1996        1995       1996          1995       1994
                              ----------------------------------------------------------------------
                                                              (In Thousands)

Sunscape Associates              50%        $    581    $    354   $     (90)    $   (112)  $    (88)
Lambert Seafood Company          50%             536       1,395      (1,033)         (54)      (492)
Mondragon Companies              38%           5,306       5,794        (990)        (591)    (1,130)(1)
Health Care Entities (3)         49.9%         5,822       6,122          47          639        293 (2)
Other                          Various             3           6           -            -          -
                                            --------------------------------------------------------
                                            $ 12,248    $ 13,671   $  (2,066)    $   (118)  $ (1,417)
                                            ========================================================

(1)--Includes approximately $600,000 of loss related to write-off of the excess of the Company's cost of investment over net assets acquired, as a result of continuing net losses incurred by the affiliate.

(2)--Excludes the Company's $420,000 proportionate share of extraordinary gain on extinguishment of debt in June 1994.

(3)--Equity in income is net of amortization of the Company's cost of investment which exceeded its underlying share of Partnerships' deficiency at date of acquisition. Such excess, which amounted to approximately $3,500,000 and $3,600,000 at June 30, 1996 and 1995, respectively, is being amortized over 40 years.

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

Condensed financial information of Lambert is as follows:

                                                               June 30
                                                         1996            1995
                                                     ---------------------------
Assets
Cash                                                 $    29,000     $   147,000
Other current assets                                      95,000         105,000
Property and equipment, net of accumulated
   depreciation                                        1,715,000       2,295,000
Other assets                                               9,000         732,000
                                                     ---------------------------
Total assets                                         $ 1,848,000     $ 3,279,000
                                                     ===========================

Liabilities
Notes payable and other current liabilities          $   854,000     $   593,000
Loans payable--stockholders                            3,001,000       2,626,000
                                                     ---------------------------
Total liabilities                                      3,855,000       3,219,000

Stockholders' (deficit) equity                        (2,007,000)         60,000
                                                     ---------------------------
Total liabilities and equity                         $ 1,848,000     $ 3,279,000
                                                     ===========================

                                                  Year ended June 30
                                          1996           1995           1994
                                      -----------------------------------------

Revenues                              $    47,000    $ 4,217,000    $ 3,702,000
Costs and expenses                     (1,308,000)    (4,326,000)    (4,232,000)
Loss on disposal and write-off
   of assets                             (805,000)          --         (481,000)
                                      -----------------------------------------
Net loss                              $(2,066,000)   $  (109,000)   $(1,011,000)
                                      =========================================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

During the fiscal year ended June 30, 1996, no scallops were harvested and a write-off of intangible assets aggregating $682,000 was recorded as a result of recurring losses and the uncertainty as to the recoverability of the carrying value of such assets.

Bluepoints Company Inc. ("Bluepoints"): Bluepoints, an 80.2% owned subsidiary of the Company, owns Marchelot S.A. which in turn owns a 38% interest in two Ecuadorian corporations, Isca C.A. and Langomorro CIA. Ltda. (collectively, the "Mondragon Companies"), engaged in shrimp farming operations in Ecuador. The remaining 19.8% of Bluepoints is owned by certain stockholders of the Company. For the years ended June 30, 1996, 1995 and 1994, Bluepoints purchased approximately $1,594,000, $775,000, and $600,000, respectively, of shrimp from the Mondragon Companies.

Condensed combined financial information of the Mondragon Companies is as follows:

                                                               June 30
                                                         1996            1995
                                                     ---------------------------
Assets
Current assets                                       $ 2,559,000     $ 1,746,000
Property and equipment--net of accumulated
  depreciation
                                                       8,056,000       7,257,000
Other assets                                             758,000         973,000
                                                     ---------------------------
Total assets                                         $11,373,000     $ 9,976,000
                                                     ===========================

Liabilities
Notes payable--banks                                 $ 1,801,000     $ 1,455,000
Due to Bluepoints and other affiliates                 4,152,000       4,516,000
Other current liabilities                                893,000         525,000
                                                     ---------------------------
Total current liabilities                              6,846,000       6,496,000

Long-term debt                                           307,000         307,000
                                                     ---------------------------
Total liabilities                                      7,153,000       6,803,000

Stockholders' equity                                   4,220,000       3,173,000
                                                     ---------------------------
Total liabilities and equity                         $11,373,000     $ 9,976,000
                                                     ===========================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

                                                  Year ended June 30
                                          1996           1995           1994
                                      -----------------------------------------

Revenues (principally sales to
  Bluepoints)                         $ 1,721,000    $   794,000    $   677,000
Costs and expenses                     (3,791,000)    (2,281,000)    (2,008,000)
                                      -----------------------------------------
Net loss                              $(2,070,000)   $(1,487,000)   $(1,331,000)
                                      =========================================

Health Care

The Company owns 49.9% interests in partnerships which own three nursing homes and a senior citizen residence and adult day care center located in Rochelle Park, Jersey City and Whiting, New Jersey.

Condensed combined financial information of the 49.9% owned partnerships is as follows:

                                                               June 30
                                                         1996            1995
                                                     ---------------------------
Cash                                                 $ 1,213,000     $ 1,333,000
Accounts receivable, net                               2,045,000       2,192,000
Other current assets                                     282,000         528,000
Other assets                                             822,000         758,000
Property and equipment, net of accumulated
  depreciation                                        23,867,000      24,785,000
                                                     ---------------------------
Total assets                                         $28,229,000     $29,596,000
                                                     ===========================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

                                                             June 30
                                                      1996             1995
                                                  -----------------------------

Accounts payable                                  $  1,615,000     $  1,379,000
Other current liabilities                            1,269,000        1,204,000
Mortgages payable, current                           1,330,000        1,280,000
Mortgages payable, noncurrent                       25,950,000       27,280,000
                                                  -----------------------------
Total liabilities                                   30,164,000       31,143,000

Partners' capital deficiency                        (1,935,000)      (1,547,000)
                                                  -----------------------------
Total liabilities and capital deficiency          $ 28,229,000     $ 29,596,000
                                                  =============================

                                                    Year ended June 30
                                             1996          1995          1994
                                         ---------------------------------------
Revenues                                 $21,582,000   $21,927,000   $21,273,000
Expenses                                  21,276,000    20,437,000    20,287,000
                                         ---------------------------------------
Income before extraordinary item             306,000     1,490,000       986,000
Extraordinary income--gain in
  connection with refinancing
  mortgage debt                                 --            --         840,000
                                         ---------------------------------------
Net income                               $   306,000   $ 1,490,000   $ 1,826,000
                                         =======================================

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:
                                                                June 30
                                                           1996          1995
                                                       -------------------------
Mortgages payable due 1996-2009 bearing interest
  at fixed rates of 8.5% to 11% and variable rates
  (9.25% at June 30, 1996) based on prime (1), (3)
   and (4)                                             $24,248,991   $25,571,540
Onondaga County Industrial Development
   Agency Bonds (1) and (2)                              1,200,000     1,500,000
5.5%-7.0% notes to development authorities
   due 1995-2000 (1)                                        90,829       126,380
Related party                                                 --          50,000
                                                       -------------------------
                                                        25,539,820    27,247,920
Less payments due within one year:
   Third parties                                         1,729,997     1,658,075
   Related party                                              --          50,000
                                                       -------------------------
                                                       $23,809,823   $25,539,845
                                                       =========================

(1)--The net book value of real estate assets pledged as collateral is approximately $20,500,000 and $21,400,000 at June 30, 1996 and 1995,
respectively.

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

The Company has provided a letter of credit in the amount of $1,200,000 at June 30, 1996 as collateral for the foregoing financing.

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

(3)--In fiscal 1995, the Company obtained a $3,500,000 mortgage loan collateralized by the Jefferson National Bank Building in Miami Beach, Florida. This loan bears interest at 1% in excess of the lender's prime rate and provides for monthly principal payments of $29,167 plus interest commencing January 1, 1995 through June 1, 2001 when the remaining unpaid balance of $1,225,000 will become due.

(4)--On July 15, 1992, the Company replaced its existing indebtedness with its principal lender with a $10,000,000 term loan and a $3,000,000 revolving line of credit (the "Loan Agreement"), collateralized by a mortgage on the East Newark Industrial Center. At June 30, 1996 and 1995, $2,800,000 and $2,400,000,
respectively, is outstanding under the line of credit and is included in "Notes payable, banks." The term loan, which has an outstanding balance of $7,444,470 at June 30, 1996 and $8,111,130 at June 30, 1995, requires monthly principal payments of $55,555 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,666,640 will become due. The revolving line, which is renewable annually, is due in January 1997. The interest rate on both facilities is 1% in excess of the lender's prime rate.

(5)--The fair value of mortgages and bonds payable at June 30, 1996 is estimated to be approximately $25,516,834. The carrying amount of debt with variable interest rates approximates fair value. For fixed rate debt, fair value is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

The Loan Agreement, as amended, requires the Company to maintain stockholders' equity of at least $40,000,000 and working capital of at least $2,500,000 and not to exceed a specified debt to equity ratio. In addition, it places restrictions on the Company's ability to incur additional indebtedness and on its capital expenditures.

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

Aggregate principal payments on long-term debt are as follows:

                                                     Amount
                                                  ------------
         Year ending June 30:
           1997                                   $  1,729,997
           1998                                      9,276,810
           1999                                        984,107
           2000                                        711,696
           2001                                        147,252
           Thereafter                               12,689,958
                                                  ------------
                                                  $ 25,539,820
                                                  ============

6. Income Taxes

At June 30, 1996, the Company has net operating loss carryforwards of approximately $68,300,000 for income tax purposes that expire in years 2000 through 2002. Those carryforwards, which resulted from the merger of Merrimac Corporation ("Merrimac") into the Company on June 30, 1993, are available to reduce future taxable income, if any, of the Company but not the taxable income of any other member of the Company's group. Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           The First Republic Corporation of America and Subsidiaries

6. Income Taxes (continued)

For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                June 30
                                                          1996           1995
                                                      --------------------------
Deferred tax liabilities:
  Book basis of fixed assets over tax basis           $   533,000    $   783,000
  Book basis of carrying value of investee
    over tax basis                                        344,000        509,000
                                                      --------------------------
Total deferred tax liabilities                            877,000      1,292,000
                                                      --------------------------
Deferred tax assets:
  Net operating loss carryforwards                     23,222,000     23,328,000
  Miscellaneous                                           180,000         87,000
                                                      --------------------------
Total deferred tax assets                              23,402,000     23,415,000
  Valuation allowance                                  23,093,000     22,761,000
                                                      --------------------------
Net deferred tax assets                                   309,000        654,000
                                                      --------------------------
Net deferred tax liability                            $   568,000    $   638,000
                                                      ==========================

The components of (loss) income before income taxes, extraordinary item and cumulative effect of accounting change follow:

                                          For the year ended June 30
                                  1996               1995               1994
                              -------------------------------------------------
Domestic                      $  (695,770)       $ 2,702,378        $ 2,495,713
Foreign                        (1,508,174)        (1,244,944)        (1,353,043)
                              -------------------------------------------------
                              $(2,203,944)       $ 1,457,434        $ 1,142,670
                              =================================================

           The First Republic Corporation of America and Subsidiaries

6. Income Taxes (continued)

Significant components of the income tax expense (benefit) are as follows:

                                     1996              1995              1994
                                 -----------------------------------------------
Current:
  Federal                        $   100,000       $   182,000       $   330,000
  State                              533,000           301,000           575,000
                                 -----------------------------------------------
Total current                        633,000           483,000           905,000
                                 -----------------------------------------------
Deferred:
  Federal                            (62,000)          (32,000)          133,000
  State                               (8,000)           (4,000)           17,000
                                 -----------------------------------------------
Total deferred                       (70,000)          (36,000)          150,000
                                 -----------------------------------------------
                                 $   563,000       $   447,000       $ 1,055,000
                                 ===============================================

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense follows:

                                                   1996                    1995                     1994
                                         ----------------------   ---------------------   ----------------------
                                            Amount      Percent     Amount      Percent      Amount      Percent
                                         -----------------------------------------------------------------------
Tax at U.S. statutory rates              $  (749,000)   (34.0%)   $   496,000    34.0%    $   389,000     34.0%
Increases (reductions) resulting from:
  Alternative minimum tax                    100,000      4.5            --      --           130,000     11.4
  State taxes, net of federal
    tax benefit                              525,000     23.8         196,000    13.5         391,000     34.2
  Adjustment of prior years
    underaccrual (overaccrual) of
    income tax                               159,000      7.2         (76,000)   (5.2)        200,000     17.5
  Loss from foreign operations (not
    subject to U.S. federal income
    taxes) reduced by portion charged
    to minority interest for which no
    tax benefit is recognized                511,000     23.2         423,000    29.0         460,000     40.2
  Minority interest in loss from
    domestic operations                     (203,000)    (9.2)       (105,000)   (7.2)        (43,000)    (3.8)
  Equity in net loss of investees
    for which no tax benefit is
    recognized                               351,000     15.9          18,000     1.2         167,000     14.6
  Net operating loss carryforwards          (253,000)   (11.5)       (441,000)  (30.2)       (712,000)   (62.2)
  Other items                                122,000      5.6         (64,000)   (4.4)         73,000      6.4
                                         ---------------------------------------------------------------------
                                         $   563,000     25.5     $   447,000    30.7%    $ 1,055,000     92.3%
                                         =====================================================================

           The First Republic Corporation of America and Subsidiaries

7. Benefit Plans

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $215,000 $215,000 and $205,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

Merrimac, which has been merged into the Company had noncontributory pension plans covering certain employees. All covered employees participated in the basic pension plan with benefits based upon years of service. In addition, Merrimac maintained a supplementary plan for salaried employees covered by the basic pension plan. This supplementary plan provided benefits based upon salary and years of credited service, with deductions for employees' primary social security benefits and benefits received under the basic plan. The funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits.

The following table sets forth the funded status of the Merrimac pension plans at June 30:

                                                   1996               1995
                                               --------------------------------
                                                Accumulated        Accumulated
                                                 Benefits           Benefits
                                               Exceed Assets      Exceed Assets
                                               --------------------------------
Actuarial present value of benefit obligations
Vested                                         $  5,053,000       $  5,226,000
                                               --------------------------------
Projected benefit obligation                      5,053,000          5,226,000

Plan assets (primarily short-term money funds)
   at fair market value                           4,042,000          4,447,000
                                               --------------------------------
Plan assets less than projected benefit
  obligation                                      1,011,000            779,000

Unrecognized net gain                               205,000            437,000
                                               --------------------------------
Net pension liability recognized in the
   Consolidated Balance Sheet                  $  1,216,000       $  1,216,000
                                               ================================

Since a significant part of Merrimac's operations have been discontinued, substantially all employees included in the plan have been terminated and no additional service benefits will accrue to such employees.

           The First Republic Corporation of America and Subsidiaries

7. Benefit Plans (continued)

Net periodic pension cost included the following components:

                                               1996         1995         1994
                                            -----------------------------------

Interest cost on projected benefit
  obligation                                $ 349,000    $ 358,000    $ 372,000
Actual return on assets                       (65,000)    (390,000)     (24,000)
Net amortization and deferral                (300,000)      58,000     (342,000)
                                            -----------------------------------
Total pension expense (benefit)             $ (16,000)   $  26,000    $   6,000
                                            ===================================

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7-1/4% at June 30, 1996 and 7.0% at June 30, 1995. The expected long-term rate of return on plan assets was 8% in 1996 and 7% in each of 1994 and 1995.

8. Leases

The Company is the lessee under a noncancellable operating ground lease which expires in 2065, provides for rentals of $8,952 per year and requires future minimum rental payments aggregating $608,682 at June 30, 1996. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 10). Total rent expense for all operating leases amounted to approximately $126,000, $124,000, and $120,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

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

           The First Republic Corporation of America and Subsidiaries

8. Leases (continued)

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $3,100,000, $2,900,000, and $2,700,000 in the years ended June 30, 1996, 1995 and 1994, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                   Amount
                                                -------------
      Year ending June 30:
        1997                                    $  13,500,000
        1998                                       11,200,000
        1999                                        8,500,000
        2000                                        6,600,000
        2001                                        5,700,000
        Thereafter                                 20,500,000
                                                -------------
                                                $  66,000,000
                                                =============

9. Commitments and Contingencies

a. The Company, together with the other partners of the health care partnerships (see Note 4), have issued joint and several guarantees on approximately $4,400,000 of the health care partnerships' mortgage loans which are payable in monthly installments through June 1999.

b. A foreign subsidiary has issued a mortgage on its real estate to collateralize bank debt of the Mondragon Companies (see Note 4) of which $1,801,000 is outstanding at June 30, 1996.

           The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                                   Percent Ownership by
                                               ----------------------------
          Investment                           The Company    Related Party
---------------------------------------------------------------------------
Bluepoints Company Inc. ("Bluepoints")            80.2%           19.8% (1)
Sunscape Associates                               50.0            50.0
The Mondragon Companies                           38.0            50.0  (2)
Larfico Larvas Del Pacifico S.A                   62.5            25.0
Comercorp S.A                                     62.5            25.0

(1)--At June 30, 1996 and 1995, the minority share of stockholders' deficiency of Bluepoints amounted to $2,331,984 and $1,361,636, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)--Bluepoints has made advances to the Mondragon Companies amounting to $2,988,246 and $4,390,020 at June 30, 1996 and 1995, respectively (see Note 4).
Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:

                                                              Amount
                                                 ------------------------------   Related Party
               Transactions                        1996       1995       1994       Ownership
----------------------------------------------------------------------------------------------
Insurance purchased in participation with the
  Rosen Group Properties:
    Premiums incurred                            $264,000   $312,000   $310,000       --%
    Administrative fee received                    75,000     75,000     75,000       --
    Payable at June 30 to Rosen Group
      Properties for premiums above               264,000    312,000    310,000       --
Home office rent                                   98,000     95,000     95,000      100
Interest on $640,000 note to the Estate of
  A.A. Rosen                                       61,000     59,000     56,000       --
Interest from the Estate of A.A. Rosen loans       45,000       --         --         --
Loans receivable from the Estate of A.A. Rosen    725,000       --         --         --
Note payable to the Estate of A.A. Rosen          640,000    640,000    640,000       --

 See Note 4 for other related party information.

11. Other Matters

a. Other revenue for the year ended June 30, 1994 includes $1,321,775 received in full satisfaction of all remaining royalty obligations pursuant to a royalty agreement which was terminated.

b. In June 1992, Whitlock, which was in the wool-combining business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets of Whitlock, consisting of land and building which are being held for sale, are recorded at their estimated net realizable value of $1,150,000 at June 30, 1996 ($1,400,000 at June 30,
     1995). Expenses of $563,000, $389,000 and $526,000 incurred in connection with the land and building held for sale were charged to operations during the years ended June 30, 1994, 1995, and 1996, respectively.

           The First Republic Corporation of America and Subsidiaries

11. Other Matters (continued)

c. Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, mortgages receivable and accounts and rents receivable. The Company maintains operating cash accounts at financial institutions in many states along the Eastern seaboard and, for its foreign subsidiaries, in Ecuador. Such accounts are subject to risk to the extent that the balances exceed the institutions' insurable limits. The Company's policy is designed to limit exposure to any one institution. Mortgages receivable are collateralized by real estate in Florida. The Company's management has attempted to mitigate the risk of such mortgages by evaluating the creditworthiness of the prospective borrowers prior to acceptance. Concentrations of credit risk with regard to accounts and rents receivable are limited due to the large number of entities comprising the Company's customer base and such base being dispersed over the industries in which the Company operates.

     Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 1996.

d. During the years ended June 30, 1996, 1995 and 1994, there were 1,248,590, and 3,656 shares of stock purchased for treasury at a cost of $41,477, $20,040 and $169,188, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:

                               All Positions and Offices
    Name                Age         with Registrant          Served Since
--------------------------------------------------------------------------------
Irving S. Bobrow         82    Director                      April 1983

Harry Bergman            54    Director                      October 1991
                               Treasurer                     June 1988
                               Secretary                     June 1988

Norman A. Halper         77    Director                      October 1969
                               President                     April 1983

Miriam N. Rosen          76    Director                      December 1994

Jonathan P. Rosen        52    Director                      February 1972
                               Vice President                September 1978
                               Chairman of the Board         December 1994

William M. Silverman     54    Director                      December 1981

Louis H. Nimkoff         34    Vice President                June 1988

Robert Nimkoff           35    Director                      April 1991
                               Vice President                June 1988

Jane G. Weiman           52    Director                      December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 1996, upon the election and qualification of their successors.

c.   Not applicable.

d.   Family Relationships

     Jonathan P. Rosen is the son of Miriam N. Rosen.

     Louis H. Nimkoff and Robert Nimkoff are brothers and are cousins of Jonathan P. Rosen.

     Jane G. Weiman is the sister-in-law of William M. Silverman and a cousin of Jonathan P. Rosen.

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

     Jane G. Weiman has been a private investor for more than the past five years. For the past several years, Mrs. Weiman has also been an officer of the Board of the Washington, D.C. Urban League and an advisor to Washington, D.C. Counsel-Member-at-Large, John Ray. Mrs. Weiman became a Director of the Company in December 1991.

     All other directors and executive officers have served as such for more than the past five years.

f.   Not applicable.

g.   Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based on written representations received by it, that for the year ended June 30, 1996, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

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

                (a)                      (b)           (c)            (d)
             Name and                                Annual       Other Annual
        Principal Position              Year      Compensation  Compensation (1)
--------------------------------------------------------------------------------
Jonathan P. Rosen                       6-30-96    $ 238,425       $  8,315
Chairman                                6-30-95      123,108           --

A.A. Rosen                              6-30-95      115,763           --
Chairman (deceased 11-9-94)             6-30-94      223,300         15,810

Norman A. Halper                        6-30-96      238,425         12,704
President and Chief Executive Officer   6-30-95      238,871         13,690
                                        6-30-94      223,300         15,810

Harry Bergman                           6-30-96      133,996          9,062
Secretary--Treasurer                    6-30-95      143,955         10,661
                                        6-30-94      137,717         10,359

Stephen L. Bernstein                    6-30-96      179,177         10,897
Corporate Counsel                       6-30-95      177,662           --

(1) The Company maintains two profit-sharing plans which cover a significant number of their employees. Vesting begins at 20% after two years of service with 100% vesting being reached after six years of service. Company contributions to one such plan are at the discretion of the Board of Directors. The Company is required to make minimum contributions to the second plan and, at the discretion of the Board of Directors, may make additional contributions. The executive officers listed above are covered under the second plan and the amount contributed by the Company to such plan on behalf of each executive officer is set forth under the heading "Other Compensation" in the Executive Compensation Summary.

Compensation of Directors

Each director who is not an officer of the Company is paid $3,000 per quarter.

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 1996. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

       Among The First Republic Corporation of America, Dow Jones Equity
          Market Index and Dow Jones Independent - Conglomerates Index
                           Fiscal Year Ending June 30

     [The following table appeared as a line graph in the printed material]

--------------------------------------------------------------------------------
                                          1991  1992   1993   1994   1995   1996
--------------------------------------------------------------------------------
The First Republic Corporation of America  100    96     80     65     56     55
--------------------------------------------------------------------------------
Dow Jones Equity Market Index              100   114    131    132    167    212
--------------------------------------------------------------------------------
Dow Jones Independent - Conglomerates      100   109    141    141    179    271
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.   Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 16, 1996:

                                              Amount and Nature
     Title of         Name and Address          of Beneficial       Percent
      Class           of Beneficial Owner       Ownership (1)       of Class
--------------------------------------------------------------------------------
      Common        Mary Nimkoff                 103,013(2)          15.32%
                    26 Buttonball Lane
                    Weston, Connecticut

      Common        Jonathan P. Rosen            227,726(3)          33.87
                    40 East 69th St.
                    New York, New York

      Common        Lynn M. Silverman            113,350             16.86
                    911 Park Avenue
                    New York, New York

      Common        Jane G. Weiman               113,290             16.85
                    5610 Wisconsin Avenue
                    Chevy Chase, Maryland

(1)--Except as noted below in Notes (2) and (3), all shares are owned directly by the parties listed in the table.

(2)--Includes 5,756 shares representing her proportionate interest in 19,188 shares owned by Tranel, Inc. Tranel, Inc. is a corporation of which 30%, 15.2%, 34.8%, 10% and 10% of the shares of which are owned by Mary Nimkoff, Jonathan P. Rosen, Miriam N. Rosen, Louis H. Nimkoff and Robert Nimkoff, respectively.

(3)--Includes 2,917 shares representing his proportionate interest in 19,188 shares owned by Tranel, Inc.

b.   Security Ownership of Management

     The following table sets forth as of September 16, 1996 certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                   Common Stock
                                    Common Stock                   of Bluepoints
                             ---------------------------------------------------------
                                Amount            Percent        Amount        Percent
   Name of Officer           Beneficially            of       Beneficially       of
     or Director               Owned (1)           Class         Owned          Class
--------------------------------------------------------------------------------------
Irving S. Bobrow                   200              .03%
Robert Nimkoff                   3,414 (2)          .51
Lou Nimkoff                      5,189 (2)          .77
Norman A. Halper                   400              .06
Jonathan P. Rosen              227,726            33.87             500 (3)      4.95%
Miriam N. Rosen                 31,759             4.72             500 (3)      4.95
William M. Silverman               200 (4)          .03                 (4)
Jane G. Weiman                 113,290            16.85             500          4.95
All officers and directors
   as a group (8 persons)      382,178            56.85           1,500         14.85

     (1)--Messrs. Bobrow, Halper, Silverman and Mrs. Weiman own their shares directly. Jonathan P. Rosen owns 224,809 shares directly. See Notes (2) and
     (3) of the preceding table.

     (2)--Includes 1,919 shares representing his proportionate interest in 19,188 shares owned by Tranel, Inc.

     (3)--Owned directly.

     (4)--Does not include 113,350 shares of common stock and 500 shares of Bluepoints owned by his wife (Lynn M. Silverman) directly. Mr. Silverman disclaims beneficial ownership of such shares.

c.   Changes in Control

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a.   Transactions with Management and Others

     Lynn M. Silverman, a principal stockholder of the Company, Jane G. Weiman, a director and principal stockholder of the Company, Jonathan P. Rosen, a director, vice president and principal stockholder of the Company, and Miriam N. Rosen, a director of the Company, own in the aggregate 19.8% of the outstanding shares of Bluepoints. The remainder of the shares of Bluepoints is owned by the Company. Lynn M. Silverman is the wife of William M. Silverman, a director of the Company.

     Bluepoints holds a second mortgage loan on the industrial center owned by the Company in East Newark, New Jersey. From July 1995 through September 1996, the Company made payments of $149,850 with respect to such loan, $35,587 of which was applied to the payment of interest and $114,263 to amortization of principal. As of September 1, 1996, the outstanding principal balance of the loan was $212,161. The loan bears interest at the rate of 8% per annum, provides for monthly payments of $9,990 and is self-liquidating over a period which expires in July 1998.

     The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $8,200 per month as of June 30, 1996, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

     The Estate of A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian corporations engaged in shrimp farming operations. In the current fiscal year, substantially all of Mondragon shrimp production, approximately $1,594,000, was sold to Bluepoints. The Estate of A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12-1/2% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. The note is a demand note and bears interest at 1% above the prime rate in effect at European American Bank. From July 1, 1995 through August 21, 1996, the Estate of A.A. Rosen received $61,000 in interest on the $640,000 note. The Company has advance money on behalf of the Estate of A.A. Rosen to Mondragon which totaled $725,000 at June 30, 1996. The amount advanced is payable upon demand by the Estate of A.A. Rosen and bears interest at 1% above the prime rate in effect at European American Bank. The Estate of A.A. Rosen has paid $45,000 in interest during the year.

b.   Certain Business Relationships

     The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan
     P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 1996, 1995 and 1994, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $264,000, $312,000, and $310,000, respectively. The Company received fees of $75,000 in fiscal 1996, 1995 and 1994, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 1996, approximately $264,000 was payable to Rosen Group Properties.

     Tranel Inc. and Statecourt Enterprises, Inc. each owns a 25% interest in a 167-unit garden complex located in Orlando, Florida in which the Company owns the remaining 50%. Tranel Inc. is owned by Mary Nimkoff, Jonathan P. Rosen, Miriam N. Rosen, Robert Nimkoff and Louis H. Nimkoff (see Item 12) and Statecourt Enterprises, Inc. is owned 48% by The Estate of A.A. Rosen, 20% by Jonathan P. Rosen and 32% by a trust for Miriam N. Rosen.

c.   Indebtedness of Management

     The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 1996, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1988 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at European American Bank and are due August 1997. Since July 1, 1995, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

     In addition, as of August 31, 1996, Mondragon was indebted to Bluepoints for $2,988,246 of loans made by Bluepoints to Mondragon on various dates between August 28, 1991 and June 28, 1996 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at European American Bank and have no fixed maturity. Since July 1, 1995, the largest aggregate amount of outstanding indebtedness from Mondragon to Bluepoints was $4,390,000. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness.

     Since July 1, 1995, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $725,000, which was the balance at June 30, 1996. Such loans bear no interest and have no fixed maturity. Since July 1, 1995, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $349,000, which was the balance at June 30, 1996. Said indebtedness has no fixed maturity and is noninterest bearing.

     As of August 31, 1996, Bluepoints was indebted to the Company for $21,561,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 31, 1996. Such loans bear interest at the rate of 1% over the prime rate in effect at European American Bank and are due on demand. Since July 1, 1995, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $21,561,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

     The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 1996, the amount of the guarantee was $2,331,984.

d.   Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

a. 1. Financial Statements

     The following financial statements of The First Republic Corporation of America and Subsidiaries are included in Part II, Item 8:

         Reports of Independent Auditors
         Consolidated Balance Sheets--June 30, 1996 and 1995
         Consolidated Statements of Operations--Years Ended
           June 30, 1996, 1995 and 1994
         Consolidated Statements of Retained Earnings--Years Ended
           June 30, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows--Years Ended
           June 30, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts
         Schedule III--Real Estate and Accumulated Depreciation
         Schedule IV--Mortgage Loans on Real Estate

         All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

b.   Reports on Form 8-K

     None

c.   Exhibits

   3. Articles of Incorporation and bylaws

     (i) Articles of Incorporation are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1981.

     (ii) Bylaws are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1992.

   21. Subsidiaries of the Company

   27. Financial Data Schedule

   99. Supplemental Financial Information for Unconsolidated Subsidiaries.

           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

---------------------------------------------------------------------------------------------------------------------
            Col. A                      Col. B                     Col. C                  Col. D           Col. E
---------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                    --------------------------------
                                      Balance at      Charged to      Charged to                           Balance at
                                     Beginning of      Costs and    Other Accounts--    Deductions--         End of
          Description                   Period         Expenses        Describe         Describe             Period
---------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1996:
  Allowance for doubtful accounts    $   253,679    $   35,534                         $  78,868 (a)      $  210,345
                                     =========================                         =============================
Year ended June 30, 1995:
  Allowance for doubtful accounts    $   153,180    $  100,499                         $         -        $  253,679
                                     =========================                         =============================
Year ended June 30, 1994:
  Allowance for doubtful accounts    $   158,213    $  150,000                         $ 155,033 (a)      $  153,180
                                     =========================                         =============================


(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 1996

                 Column A                   Column B             Column C                   Column D
------------------------------------------------------------------------------------------------------------
                                                             Initial Cost to             Cost Capitalized
                                                                 Company                  Subsequent to
                                                         ------------------------          Acquisition
                                                                       Buildings   -------------------------
                                                                      and Related                   Carrying
                Description               Encumbrances       Land       Assets        Additions      Costs
------------------------------------------------------------------------------------------------------------
250 W. 39th Street Building,
   New York, New York--                                  $  437,559   $ 1,155,129  $   (603,978)
   Eighteen story office building

Waltham Engineering Center,
   Waltham, Massachusetts--
   Seventeen multi-story
     industrial buildings                                   188,573     2,163,945       127,006

Four Points Hotel--
   Syracuse, Liverpool, New York--Hotel
   operations                                                           1,651,923     4,442,523

Video Film Center,
   New York, New York--
   Ten story office building             $  6,000,000       625,000     3,439,061       969,432

East Newark, New Jersey--
   Thirty multi-story
     industrial buildings                  10,244,470(b)    605,089     4,068,693    (3,025,366)

Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                                          379,947     1,696,953       657,421

Greensboro South,
   Greensboro, North Carolina--
   Shopping center                          2,754,200       419,739     1,350,376     1,412,736

Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial building                            60,000     1,288,139    (1,110,650)


                 Column A                         Column E                    Column F       Column G      Column H    Column I
-----------------------------------------------------------------------------------------------------------------------------------
                                            Gross Amount at Which
                                        Carried at Close of Period (a)                                               Life on Which
                                   ---------------------------------------                                          Depreciation in
                                                 Buildings                                                           Latest Income
                                                and Related                 Accumulated      Date of         Date      Statements
                Description           Land         Assets         Total     Depreciation   Construction    Acquired   is Computed
-----------------------------------------------------------------------------------------------------------------------------------
250 W. 39th Street Building,
   New York, New York--            $  437,559   $   551,151    $   988,710  $   141,269                     5/19/67    5-15 years
   Eighteen story office building

Waltham Engineering Center,
   Waltham, Massachusetts--
   Seventeen multi-story
     industrial buildings             188,573     2,290,951      2,479,524      428,996                     7/01/62    10-20 years

Four Points Hotel--
   Syracuse, Liverpool,
   New York--Hotel operations                     6,094,446      6,094,446    4,559,837                     3/17/69    5-15 years

Video Film Center,
   New York, New York--
   Ten story office building          625,000     4,408,493      5,033,493    2,997,166                     10/04/68  33-1/3 years

East Newark, New Jersey--
   Thirty multi-story
     industrial buildings             605,089     1,043,327      1,648,416      274,115                     3/11/63   21-1/3 years

Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                    379,947     2,354,374      2,734,321    1,775,646                     12/01/74  21-1/3 years

Greensboro South,
   Greensboro, North Carolina--
   Shopping center                    706,906     2,475,945      3,182,851    1,672,529                     12/01/74  21-1/3 years

Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial building      60,000       177,489        237,489       46,916                     11/01/68   10-20 years


           The First Republic Corporation of America and Subsidiaries

                            Year ended June 30, 1996

                 Column A                   Column B             Column C                   Column D
------------------------------------------------------------------------------------------------------------
                                                             Initial Cost to             Cost Capitalized
                                                                 Company                  Subsequent to
                                                         ------------------------          Acquisition
                                                                       Buildings   -------------------------
                                                                      and Related                   Carrying
                Description               Encumbrances       Land       Assets        Additions      Costs
------------------------------------------------------------------------------------------------------------
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                                       $   293,814   $  758,886  $   217,955

First Republic Office Park,
   Liverpool, New York--
   Two, two-story office buildings       $ 1,200,000(c)      351,600    4,124,526    1,171,199

Virginia Beach Shopping Center,
   Virginia Beach, Virginia--
   Shopping center                         2,619,220         250,241      772,113      248,199

The First Republic Building Corp.,
   Liverpool, New York--
   Motor hotel (c)                                           413,779    5,681,562

Jefferson National Bank
   Building--Miami, Florida--
   Six story office building               2,975,000       2,044,409    5,643,015

Brookhaven Shopping Center,
   Brookhaven, Pennsylvania--
   Shopping Center                         1,680,725         521,798    3,632,019     (656,336)

260 Merrimac Street,
   Newburyport, Massachusetts--
   Three story office building                               195,213      377,317       74,429

Melbourne, Florida,
   Vacant land                                             1,439,714                     3,150
                                         -----------------------------------------------------
Totals                                   $27,473,615(d)  $ 8,226,475  $37,803,657  $ 3,927,720
                                         =====================================================

                 Column A                         Column E                    Column F       Column G      Column H    Column I
-----------------------------------------------------------------------------------------------------------------------------------
                                            Gross Amount at Which
                                        Carried at Close of Period (a)                                               Life on Which
                                   ---------------------------------------                                          Depreciation in
                                                 Buildings                                                           Latest Income
                                                and Related                 Accumulated      Date of         Date      Statements
                Description           Land         Assets         Total     Depreciation   Construction    Acquired   is Computed
-----------------------------------------------------------------------------------------------------------------------------------
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                 $  360,507   $   910,148    $ 1,270,655  $    518,428                     3/15/76   25 years

First Republic Office Park,
   Liverpool, New York--
   Two, two-story office              351,600     5,295,725      5,647,325     1,159,177                    10/01/85   5-40 years
   buildings

Virginia Beach Shopping Center,
   Virginia Beach, Virginia--
   Shopping center                    397,338       873,215      1,270,553       598,679                     3/30/76   25-31.5 years

The First Republic Building Corp.,
   Liverpool, New York--
   Motor hotel (c)                    413,779     5,681,562      6,095,341     5,548,627                     9/21/62   10-25 years

Jefferson National Bank
   Building--Miami, Florida--
   Six story office building        2,044,409     5,643,015      7,687,424     1,462,999                     4/27/88   31-1/2 years

Brookhaven Shopping Center,
   Brookhaven, Pennsylvania--
   Shopping Center                    149,456     3,348,025      3,497,481     2,096,374                    12/16/76   5-33 years

260 Merrimac Street,
   Newburyport, Massachusetts--
   Three story office building        236,713       410,246        646,959       174,985                    10/25/87   10-25 years

Melbourne, Florida,
   Vacant land                      1,442,864                    1,442,864
                                   -----------------------------------------------------
Totals                             $8,399,740   $41,558,112    $49,957,852  $ 23,455,743
                                   =====================================================


(a) Cost for Federal income tax purposes approximates amounts reflected in Column E.
(b) A mortgage is held by the bank who provides a line of credit to the Company. (See Note 5 to the consolidated financial statements.)
(c) Assets of the First Republic Building Corp. are also pledged as collateral for the Onondaga County Industrial Development Agency Bonds. (See Note 5 to the consolidated financial statements.)
(d) Excludes $866,000 of mortgages on real estate used in the textile operations.

           The First Republic Corporation of America and Subsidiaries

                   Schedule IV--Mortgage Loans on Real Estate

------------------------------------------------------------------------------------------------------------------------------------
       Col. A               Col. B            Col. C            Col. D      Col. E    Col. F        Col. G             Col. H

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Principal Amount
                                                                                                                    of Loans Subject
                                                                                                                     to Delinquent
                                                                Periodic    Prior  Face Amount   Carrying Amount of  Principal or
     Description         Interest Rate  Final Maturity Date  Payment Terms  Liens  of Mortgages     Mortgages(b)       Interest
------------------------------------------------------------------------------------------------------------------------------------
First lien on motel--
   Miami Beach, Florida     8.00%         December 1, 1996     $ 7,338(a)    None    $ 617,783     $ 617,783              None

Two first liens on
   condominiums--Orlando,
   Florida                8.0%-8.4%     December 1, 1998 to
                                            June 1, 1999         1,000(a)    None      112,443       112,443              None
                                                                                     -----------------------
Totals                                                                               $ 730,226     $ 730,226
                                                                                     =======================

(a)  Represents monthly payment amounts with balance due at maturity.

(b) Cost for Federal income tax purposes approximates amounts reflected in Column F.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE FIRST REPUBLIC CORPORATION OF AMERICA

                                       By /s/ Norman A. Halper
                                         ---------------------------------------
                                         Norman A. Halper, Chief Executive
                                           and Chief Operating Officer

                                       By /s/ Harry Bergman
                                         ---------------------------------------
                                         Harry Bergman, Chief Financial and
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               Date Ocotober 15, 1996

/s/ Harry Bergman
----------------------------------
           Harry Bergman, Director


/s/ Irving S. Bobrow
----------------------------------
        Irving S. Bobrow, Director


/s/ Norman A. Halper
----------------------------------
        Norman A. Halper, Director


/s/ Robert Nimkoff
----------------------------------
          Robert Nimkoff, Director


/s/ Miriam N. Rosen
----------------------------------
         Miriam N. Rosen, Director


/s/ Jonathan P. Rosen
----------------------------------
       Jonathan P. Rosen, Director