Form 10-Q
period 1996-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1996-11-19
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996               Commission File Number 0-1437
--------------------------------------------------------------------------------

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-1938454
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

    302 Fifth Avenue, New York, NY                         10001
--------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code (212) 279-6100

--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report:


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:

                                                  Yes |X|          No |_|

As of November 15, 1996, there were 672,269 shares of common stock outstanding.

                         PART I. FINANCIAL INFORMATION

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,    June 30,
                                                         1996           1996
                                                     -------------   -----------
                                                      (UNAUDITED)    (SEE NOTE
                                                                       BELOW)
Assets

Current Assets
  Cash and Cash Equivalents                           $ 1,234,848    $ 1,009,079
  Accounts Receivable                                   5,079,770      5,520,779
  Inventories (Note 2)                                  4,885,449      4,921,283
  Other Current Assets                                  2,957,518      2,208,548
                                                      -----------    -----------

    Total Current Assets                               14,157,585     13,659,689
                                                      -----------    -----------

Property, Plant and Equipment                          72,182,763     72,076,477
    Less: Accumulated Depreciation                     31,962,329     32,149,238
                                                      -----------    -----------
      Net Properties                                   40,220,434     39,927,239
                                                      -----------    -----------

Other Assets                                           26,278,133     25,652,062
                                                      -----------    -----------

TOTAL ASSETS                                          $80,656,152    $79,238,990
                                                      ===========    ===========

Liabilities & Stockholders' Equity

Current Liabilities                                   $15,393,164    $10,659,740
                                                      -----------    -----------

Long Term Debt                                         20,750,740     23,809,823
                                                      -----------    -----------

Other Liabilities and Deferred Credits                  4,324,623      4,323,738
                                                      -----------    -----------

Stockholders' Equity:
  Common Stock                                          1,175,261      1,175,261
  Other Stockholders' Equity                           39,012,364     39,270,428
                                                      -----------    -----------
    Total Stockholders' Equity                         40,187,625     40,445,689
                                                      -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $80,656,152    $79,238,990
                                                      ===========    ===========

NOTE: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                        Three months ended
                                                           September 30,
                                                      1996             1995
                                                      ----             ----
Revenues
  Net Sales-Products                             $  4,965,357      $  6,209,170
  Real Estate and Hotel Operations                  5,538,275         5,627,748
  Other (including equity in net
  loss of affiliated entities)                         84,114          (235,953)
                                                 ------------      ------------

    Total Revenues                                 10,587,746        11,600,965
                                                 ------------      ------------

Expenses
  Cost of Sales                                     4,530,919         5,547,348
  Operating-real estate and hotel                   2,753,175         2,492,563
  Selling, general & administrative                 1,342,462         1,606,421
  Depreciation and amortization                       851,304           946,839
  Real estate taxes                                   665,184           661,373
  Interest                                            824,680           855,103
                                                 ------------      ------------

    Total Expenses                                 10,967,724        12,109,647
                                                 ------------      ------------

  Loss before income
  taxes and minority interests                       (379,978)         (508,682)
  Income taxes - Note 3                              (110,000)         (115,000)
  Minority interests                                  231,915           298,750
                                                 ------------      ------------

    Net Loss                                     $   (258,063)     $   (324,932)
                                                 ============      ============

  Loss per share:
    Net Loss                                     $       (.38)     $       (.48)
                                                 ============      ============


Average shares outstanding                            672,269           673,338


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three months ended
                                                             September 30,
                                                          1996           1995
                                                          ----           ----

OPERATING ACTIVITIES
  Net Loss                                            $  (258,063)  $  (324,932)
    Adjustments to Reconcile Loss to Net
    Cash Used by Operating Activities:
      Depreciation and Amortization                       851,304       946,839
      Minority Interests' Share of Loss in
        Subsidiaries                                     (231,915)     (298,750)
  Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Accounts and Other
        Receivables                                       430,463      (118,511)
      Decrease (Increase) in Inventories                   35,834       (45,144)
      Increase in Other Assets                           (748,970)     (222,592)
      Decrease in Accounts Payable                       (277,722)      (40,943)
      Increase (Decrease) in Other Liabilities                885        (1,867)
                                                      -----------   -----------

        NET CASH USED BY OPERATIONS                      (198,184)     (105,900)
                                                      -----------   -----------

INVESTING ACTIVITIES
  Purchase of Property Plant and Equipment             (1,144,499)     (529,113)
  Investment in and Advances to Affiliated
    Entities-Net                                         (394,156)      171,030
  Payments Received on Mortgages Receivable                10,546       351,348
                                                      -----------   -----------

        NET CASH USED BY INVESTING ACTIVITIES          (1,528,109)       (6,735)
                                                      -----------   -----------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable to Banks    5,200,000       300,000
  Payments on Mortgages and Notes Payable to Banks     (3,247,938)     (342,151)
  Other Financing Activities                                 --         (19,664)
                                                      -----------   -----------

       NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                     1,952,062       (61,815)
                                                      -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          225,769      (174,450)
Cash and Cash Equivalents at Beginning of Period        1,009,079     1,294,475
                                                      -----------   -----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 1,234,848   $ 1,120,025
                                                      ===========   ===========


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all period presented, have been made.

2. INVENTORIES

                                            September 30,          June 30,
                                                1996                 1995
                                                ----                 ----
Work-in process and
  raw materials                               $1,828,154          $1,655,147
Finished goods                                 3,057,295           3,266,136
                                              ----------          ----------
                                              $4,885,449          $4,921,283
                                              ==========          ==========

3. INCOME TAXES

                                                   Three Months Ended
                                                      September 30,
                                                 1996               1995
                                                 ----               ----
Federal                                       $    --             $    --
State                                           110,000             115,000
                                              ---------           ---------
                                              $ 110,000           $ 115,000
                                              =========           =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the three months ended September 30, 1996 decreased by approximately $4,236 due to the classification of the Company's term loan which matures on August 1, 1997 as a current liability. Net cash used by operating activities was approximately $198. Net cash provided by financing activities was approximately $1,952. Net cash of approximately $1,528 was used for investing activities.

On July 29, 1996 the Company obtained a $4,000 mortgage loan collateralized by the Greensboro North Shopping Center in Greensboro, North Carolina. This loan bears interest at 8.35% per annum and provides for monthly payments of $36 including principal and interest commencing September 1, 1996 through August 1, 2006 when the remaining unpaid balance of $2,523 will become due.

The Company has a $10,000 term loan and a $2,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At September 30, 1996, $1,200 is outstanding under the line of credit. The term loan, which has an outstanding balance of $7,278 at September 30, 1996, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The Company presently intends to renew this loan. The revolving line, which is renewable annually, is due in January 1997. The interest rate on both facilities is one percent in excess of the lender's prime rate.

Results of Operations

Three months ended September 30, 1996 and 1995

Income from operations before income taxes and minority interest increased $129. The components are as follows:

                                                                   (Decrease)
                                            1996         1995       Increase
                                            ----         ----       --------
Real Estate                               $ 935       $ 1,210        $(275)
Hotel                                       171           221          (50)
Seafood                                    (636)         (979)         343
Textiles                                     13            94          (81)
Corporate                                  (863)       (1,055)         192
                                          -----       -------        -----
                                          $(380)      $  (509)       $ 129
                                          =====       =======        =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

REAL ESTATE

     Revenues decreased $25. A mortgage obtained on July 29, 1996 on the Greensboro North Shopping Center in Greensboro, North Carolina increased mortgage interest expense by $58, and repairs and maintenance increased $221. There were no other significant variations in any expense category.

HOTEL

     Revenues decreased $64 over last year. Hotel earnings decreased $50 as a result of the lower revenues.

SEAFOOD

     Revenues decreased $117 in the current period. Losses are continuing in the seafood division due primarily to curtailed production at our clam operation, the lack of availability of scallops for Lambert Seafood operations, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $292 this year as compared to last year's loss of $574 due to higher yields from our shrimp ponds.

TEXTILES

     Hanora Spinning's earnings decreased $58 to $223 for the quarter due to lower revenues. Hanora South and J & M Dyers recognized combined losses of $162 compared to last year's loss of $85 due to lower revenues. Whitlock Combing incurred a loss of $48 in the current period as compared to a loss of $102 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $1,127.

CORPORATE/OTHER

     Corporate expenses including the operations of the nursing homes and interest on the Company's term loan and revolving line of credit was reduced by $200 as a result of the settlement of a lawsuit instituted by the Company.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits:  None

      Reports: There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FIRST REPUBLIC CORPORATION OF AMERICA
                                       Registrant

Date:  November 15, 1996               /s/ Norman A. Halper
                                       ----------------------------------------
                                       Norman A. Halper
                                       President




Date: November 15, 1996                /s/ Harry Bergman
                                       ----------------------------------------
                                       Harry Bergman
                                       Treasurer