Form 10-Q
period 1996-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 1997-03-05
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For Quarter Ended December 31, 1996                Commission File Number 0-1437
--------------------------------------------------------------------------------

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             13-1938454
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 or incorporation or organization)                           Identification No.)

     302 Fifth Avenue, New York, NY                                 10001
--------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

        Registrant's telephone number, including area code (212) 279-6100

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report:

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:

                                                   Yes |X|               No |_|

As of February 24, 1997, there were 672,084 shares of common stock outstanding.

                         PART I. FINANCIAL INFORMATION

                   THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      December 31,     June 30,
                                                          1996           1996
                                                      ------------    ----------
                                                      (UNAUDITED)     (SEE NOTE
                                                                        BELOW)
Assets

Current Assets
     Cash and Cash Equivalents                        $ 1,461,712    $ 1,009,079
     Accounts Receivable                                4,383,432      5,520,779
     Inventories (Note 2)                               5,196,769      4,921,283
     Other Current Assets                               2,116,167      2,208,548
                                                      -----------    -----------

          Total Current Assets                         13,158,080     13,659,689
                                                      -----------    -----------

Property, Plant and Equipment                          73,194,969     72,076,477
          Less: Accumulated Depreciation               32,676,450     32,149,238
                                                      -----------    -----------
                          Net Properties               40,518,519     39,927,239
                                                      -----------    -----------

Other Assets                                           26,967,337     25,652,062
                                                      -----------    -----------

TOTAL ASSETS                                          $80,643,936    $79,238,990
                                                      ===========    ===========

Liabilities & Stockholders' Equity

Current Liabilities                                   $15,983,195    $10,659,740
                                                      -----------    -----------

Long Term Debt                                         20,381,466     23,809,823
                                                      -----------    -----------

Other Liabilities and Deferred Credits                  3,756,988      4,323,738
                                                      -----------    -----------

Stockholders' Equity:
     Common Stock                                       1,175,261      1,175,261
     Other Stockholders' Equity                        39,347,026     39,270,428
                                                      -----------    -----------
          Total Stockholders' Equity                   40,522,287     40,445,689
                                                      -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $80,643,936    $79,238,990
                                                      ===========    ===========

NOTE: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           Six months ended             Three months ended
                                             December 31,                  December 31,
                                         1996           1995           1996           1995
                                         ----           ----           ----           ----
Revenues
  Net Sales-Products                 $ 10,249,759   $ 11,272,970   $  5,284,402   $  5,063,800
  Real Estate and Hotel Operations     11,381,394     11,298,406      5,843,119      5,670,658
  Other (including equity in net
  loss of affiliated entities)            361,284       (432,604)       277,170       (196,651)
                                     ------------   ------------   ------------   ------------

     Total Revenues                    21,992,437     22,138,772     11,404,691     10,537,807
                                     ------------   ------------   ------------   ------------

Expenses
  Cost of Sales                         9,252,575     10,449,210      4,721,656      4,901,862
  Operating-real estate and hotel       5,651,866      5,146,866      2,898,691      2,654,303
  Selling, general & administrative     2,669,553      2,992,628      1,327,091      1,386,207
  Depreciation and amortization         1,728,821      1,899,908        877,517        953,069
  Real estate taxes                     1,322,738      1,321,770        657,554        660,397
  Interest                              1,669,024      1,688,374        844,344        833,271
                                     ------------   ------------   ------------   ------------

     Total Expenses                    22,294,577     23,498,756     11,326,853     11,389,109
                                     ------------   ------------   ------------   ------------

  (Loss) Income before income
  taxes and minority interests           (302,140)    (1,359,984)        77,838       (851,302)

  Income taxes - Note 3                  (264,000)      (209,000)      (154,000)       (94,000)
  Minority interests                      648,719        618,214        416,804        319,464
                                     ------------   ------------   ------------   ------------

     Net Income (Loss)               $     82,579   $   (950,770)  $    340,642   $   (625,838)
                                     ============   ============   ============   ============

  Income (Loss) per share:
     Net Income (Loss)               $        .12   $      (1.41)  $        .50   $       (.93)
                                     ============   ============   ============   ============


Average shares outstanding                672,250        673,061        672,232        672,783


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended
                                                                 December 31,
                                                              1996          1995
                                                              ----          ----
OPERATING ACTIVITIES
  Net Income (Loss)                                       $    82,579   $  (950,770)
    Adjustments to Reconcile Income (Loss) to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                         1,728,821     1,899,908
      Minority Interests' Share of Loss in
        Subsidiaries                                         (648,719)     (618,214)
  Changes in Operating Assets and Liabilities:
      Decrease in Accounts and Other Receivables              516,801        79,015
      (Increase) decrease in Inventories                     (275,486)      421,806
      Decrease (increase) in Other Assets                      92,381      (830,327)
      (Decrease) increase in Accounts Payable                (221,025)      157,546
      (Decrease) increase in Other Liabilities               (566,750)      106,756
                                                          -----------   -----------

        CASH PROVIDED BY OPERATIONS                           708,602       265,720
                                                          -----------   -----------

INVESTING ACTIVITIES
  Purchase of Property Plant and Equipment                 (2,320,101)   (1,166,297)
  Investment in and Advances to Affiliated Entities-Net      (666,557)      913,609
  Payments Received on Mortgages Receivable                   620,546       591,630
                                                          -----------   -----------

  NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES         (2,366,112)      338,942
                                                          -----------   -----------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable to Banks        6,700,000       600,000
  Payments on Mortgages and Notes Payable to Banks         (4,583,877)     (983,156)
  Other Financing Activities                                   (5,980)      (38,804)
                                                          -----------   -----------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    2,110,143      (421,960)
                                                          -----------   -----------

  INCREASE IN CASH AND CASH EQUIVALENTS                       452,633       182,702
  Cash and Cash Equivalents at Beginning of Period          1,009,079     1,294,475
                                                          -----------   -----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 1,461,712   $ 1,477,177
                                                          ===========   ===========


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1996 and the consolidated statements of operations and cash flows for the six month periods ended December 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented, have been made.

2.  INVENTORIES

                                         December 31,          June 30,
                                             1996                1996
                                             ----                ----
Work-in process and
  raw materials                           $1,728,929          $1,655,147
Finished goods                             3,467,840           3,266,136
                                          ----------          ----------
                                          $5,196,769          $4,921,283
                                          ----------          ----------

3.  INCOME TAXES

                                               Six Months Ended
                                                 December 31,
                                             1996            1995
                                             ----            ----

State                                      $264,000       $ 209,000
                                           --------       ---------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)


Liquidity and Capital Resources

Working capital for the six months ended December 31, 1996 decreased by approximately $5,825 due to the classification of the Company's term loan which matures on August 1, 1997 as a current liability. Accordingly as of December 31, 1996 there was a working capital deficiency of $2,825. However, the Company expects that the deficiency will be eliminated as a result of the renewal of its term loan. Net cash provided by operating activities was approximately $709. Net cash provided by financing activities was approximately $2,110. Net cash of approximately $2,366 was used for investing activities.

On July 29, 1996 the Company obtained a $4,000 mortgage loan collateralized by the Greensboro North Shopping Center in Greensboro, North Carolina. This loan bears interest at 8.35% per annum and provides for monthly payments of $36 including principal and interest commencing September 1, 1996 through August 1, 2006 when the remaining unpaid balance of $2,523 will become due.

The Company has a $10,000 term loan and a $2,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At December 31, 1996, $1,900 is outstanding under the line of credit. The term loan, which has an outstanding balance of $7,111 at December 31, 1996, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The Company presently intends to renew this loan. The revolving line, which is renewable annually, is due on August 1, 1997. The interest rate on both facilities is one percent in excess of the lender's prime rate.

Results of Operations

     Six months ended December 31, 1996 and 1995

Income from operations before income taxes and minority interests increased $1,058. The components are as follows:

                                                                     (Decrease)
                                          1996            1995       Increase
                                          ----            ----       ---------

Real Estate                             $ 2,517         $ 2,464       $    53
Hotel                                       312             360           (48)
Seafood                                  (1,290)         (2,276)          986
Textiles                                    (14)            (76)           62
Corporate                                (1,827)         (1,832)            5
                                        -------         -------       -------
                                        $  (302)        $(1,360)      $  1058
                                        -------         -------       -------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS--CONTINUED
                                 (IN THOUSANDS)

REAL ESTATE

     Revenues increased $140. A gain of $362 was realized when a balloon payment on a mortgage receivable was paid in December 1996. A mortgage obtained on July 29, 1996 on the Greensboro North Shopping Center in Greensboro, North Carolina increased mortgage interest expense by $95, and repairs and maintenance increased $382. There were no other significant variations in any expense category.

HOTEL

     Revenues decreased $57 over last year. Hotel earnings decreased $48 as a result of the lower revenues.

SEAFOOD

     Revenues decreased $601. Losses are continuing in the seafood division due primarily to curtailed production at our clam operation due to smaller harvests of product, the lack of availability of scallops for Lambert Seafood operations, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $750 this year as compared to last years loss of $1,299 due to higher yields from our shrimp ponds. Losses at Lambert for this period were $200 as compared to $300 last year and the Company re-started scallop operations in January 1997. Profits on sales of shrimp imported from Costa Rica improved $65 on lower sales volume.

TEXTILES

     Hanora Spinning's earnings increased $18 to $305 for the year due to higher operating margins. Hanora South and J & M Dyers recognized combined losses of $224 compared to last years loss of $200 due to lower revenues. Whitlock Combing incurred a loss of $95 this year as compared to a loss of $163 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $422.

CORPORATE/OTHER

     Corporate expenses which includes the operations of the nursing homes and interest on the Company's term loan and revolving line of credit decreased by $5.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION - CONTINUED
(IN THOUSANDS)

Three months ended December 31, 1996 and 1995

Income from operations before income taxes and minority interests increased $929. The components are as follows:

                                                                      (Decrease)
                                    1996               1995            Increase
                                    ----               ----           ----------
Real Estate                       $1,582            $ 1,254            $ 328
Hotel                                141                139                2
Seafood                             (654)            (1,297)             643
Textiles                             (27)              (170)             143
Corporate                           (964)              (777)            (187)
                                  ------            -------            -----
                                  $   78            $   851            $ 929
                                  ------             -------            -----
REAL ESTATE

     Revenues increased $165. Interest on the Greensboro North Shopping Center increased $37, repairs and maintenance increased $161 and a gain of $362 was recognized from a balloon payment on a mortgage.

HOTEL

     Hotel earnings increased $2. There were no significant variations in any expense category.

SEAFOOD

     Losses decreased $643 substantially due to higher yields in shrimp ponds in Ecuador, reduced losses in scallops and increased profitability on sales of shrimp from Costa Rica.

TEXTILES

     Earnings increased $143. Hanora Spinning's earnings increased $76. Hanora South and J & M Dyers recognized combined losses of $62 as compared to last year's loss of $115. Whitlock Combing had a $13 decrease in losses due to the closing of the wool combing plant in June 1992.

CORPORATE/OTHER

     Corporate expenses increased $187 primarily due to $60 of repairs being done at the Company's property in Newburyport, Massachusetts; there were no other significant variations in any expense.

PART II.  OTHER INFORMATION.

ITEM 6.  Exhibits and Reports on Form 8-K.

     Exhibits:  None

     Reports: There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                   Registrant

Date:  March 3, 1997           /s/  Norman A. Halper
                                ---------------------
                                    Norman A. Halper
                                    President


Date:  March 3, 1997           /s/  Harry Bergman
                               ------------------
                                    Harry Bergman
                                    Treasurer