Form 10-Q
period 1997-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 1997-05-23
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                  Commission File Number 0-1437
--------------------------------------------------------------------------------

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

                                             Yes |X|        No |_|

As of May 15, 1997, there were 672,084 shares of common stock outstanding.

                         PART I. FINANCIAL INFORMATION

                   THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31,      June 30,
                                               1997           1996
                                            ----------     ---------
                                            (UNAUDITED)    (SEE NOTE
                                                             BELOW)
Assets

Current Assets
     Cash and Cash Equivalents              $ 1,224,812  $ 1,009,079
     Accounts Receivable                      4,928,719    5,520,779
     Inventories (Note 2)                     4,893,533    4,921,283
     Other Current Assets                     1,975,040    2,208,548
                                            -----------  -----------

          Total Current Assets               13,022,104   13,659,689
                                            -----------  -----------

Property, Plant and Equipment                73,096,030   72,076,477
          Less: Accumulated Depreciation     33,188,880   32,149,238
                                            -----------  -----------
                    Net Properties           39,907,150   39,927,239
                                            -----------  -----------

Other Assets                                 27,402,937   25,652,062
                                            -----------  -----------

TOTAL ASSETS                                $80,332,191  $79,238,990
                                            ===========  ===========

Liabilities & Stockholders' Equity

Current Liabilities                         $15,597,541  $10,659,740
                                            -----------  -----------

Long Term Debt                               20,171,902   23,809,823
                                            -----------  -----------

Other Liabilities and Deferred Credits        3,637,139    4,323,738
                                            -----------  -----------

Stockholders' Equity:
     Common Stock                             1,175,261    1,175,261
     Other Stockholders' Equity              39,750,348   39,270,428
                                            -----------  -----------
          Total Stockholders' Equity         40,925,609   40,445,689
                                            -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $80,332,191  $79,238,990
                                            ===========  ===========

NOTE: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                        Nine months ended           Three months ended
                                            March 31,                   March 31,
                                       1997          1996           1997          1996
                                       ----          ----           ----          ----
Revenues
  Net Sales-Products                $16,907,133   $16,680,694   $ 6,657,374   $ 5,407,724
  Real Estate and Hotel Operations   17,081,777    16,726,814     5,700,383     5,428,408
  Other (including equity in net
  loss of affiliated entities)          610,326      (638,672)      249,042      (206,068)
                                    -----------   -----------   -----------   -----------

       Total Revenues                34,599,236    32,768,836    12,606,799    10,630,064
                                    -----------   -----------   -----------   -----------

Expenses
  Cost of Sales                      15,321,073    15,471,295     6,068,498     5,022,085
  Operating-real estate and hotel     8,456,886     7,831,197     2,805,020     2,684,331
  Selling, general & administrative   3,959,097     4,167,179     1,289,544     1,174,551
  Depreciation and amortization       2,617,454     2,878,527       888,633       978,619
  Real estate taxes                   1,957,542     2,000,406       634,804       678,636
  Interest                            2,480,842     2,496,899       811,818       808,525
                                    -----------   -----------   -----------   -----------

       Total Expenses                34,792,894    34,845,503    12,498,317    11,346,747
                                    -----------   -----------   -----------   -----------

  (Loss) Income before income
  taxes and minority interests         (193,658)   (2,076,667)      108,482      (716,683)

  Income taxes - Note 3                (268,000)     (285,000)       (4,000)      (76,000)
  Minority interests                    947,724       932,141       299,005       313,927
                                    -----------   -----------   -----------   -----------

       Net Income (Loss)            $   486,066   $(1,429,526)  $   403,487   $  (478,756)
                                    ===========   ===========   ===========   ===========


  Income (Loss) per share:
       Net Income (Loss)            $       .72   $     (2.12)  $       .60   $      (.71)
                                    ===========   ===========   ===========   ===========

Average shares outstanding              672,196       672,811       672,085       672,305


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Nine Months Ended
                                                                              March 31,

                                                                        1997          1996
                                                                        ----          ----
OPERATING ACTIVITIES
  Net Income (Loss)                                                $   486,066   $(1,429,526)
      Adjustments to Reconcile Income to Net
      Cash Provided by Operating Activities:
        Depreciation and Amortization                                2,617,454     2,878,527
        Minority Interests' Share of Loss in
         Subsidiaries                                                 (947,724)     (932,141)
  Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Accounts and Other
         Receivables                                                   (27,784)      215,841
        Decrease in Inventories                                         27,750       647,171
        Decrease (Increase) in Other Assets                            233,508      (474,217)
        Increase (Decrease) in Accounts Payable                        259,985      (675,517)
        (Decrease) Increase in Other Liabilities                      (686,599)       39,771
                                                                   -----------   -----------

         NET CASH PROVIDED BY OPERATIONS                             1,962,656       269,909
                                                                   -----------   -----------

INVESTING ACTIVITIES
  Purchase of Property Plant and Equipment                          (2,597,365)   (2,416,776)
  Investment in and Advances to Affiliated Entities-Net               (803,151)    1,971,593
  Payments Received on Mortgages Receivable                            619,844       670,000
                                                                   -----------   -----------

  NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                  (2,780,672)      224,817
                                                                   -----------   -----------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable                          6,800,000       600,000
  Payments on Long Term Debt                                        (5,760,106)   (1,319,664)
  Other Financing Activities                                            (6,145)      (40,817)
                                                                   -----------   -----------

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   1,033,749      (760,481)
                                                                   -----------   -----------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     215,733      (265,755)
  Cash and Cash Equivalents at Beginning of Period                   1,009,079     1,294,475
                                                                   -----------   -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 1,224,812   $ 1,028,720
                                                                   ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations and cash flows for the nine month periods ended March 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented, have been made.

2. INVENTORIES

                               March 31,        June 30,
                                 1997             1996
                                 ----             ----

Work-in process and
 raw materials               $1,901,005        $1,655,147
Finished goods                2,992,528         3,226,136
                             ----------        ----------
                             $4,893,533        $4,921,283
                             ----------        ----------

3. INCOME TAXES

                                  Nine Months Ended
                                      March 31,
                                1997               1996
                                ----               ----

State                        $  268,000        $  285,000
                             ----------        ----------

4. EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board in February 1997, will have no impact on the earnings per share calculation of the Company.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the nine months ended March 31, 1997 decreased by approximately $5,575 due to the classification of the Company's term loan which matures on August 1, 1997 as a current liability. Accordingly as of March 31, 1997 there was a working capital deficiency of $2,575. However, the Company expects that the deficiency will be eliminated as a result of the renewal of its term loan described below. Net cash provided by operating activities was approximately $1,963. Net cash provided by financing activities was approximately $1,034. Net cash of approximately $2,781 was used for investing activities.

On July 29, 1996 the Company obtained a $4,000 mortgage loan collateralized by the Greensboro North Shopping Center in Greensboro, North Carolina. This loan bears interest at 8.35% per annum and provides for monthly payments of $36 including principal and interest commencing September 1, 1996 through August 1, 2006 when the remaining unpaid balance of $2,523 will become due.

The Company has a $10,000 term loan and a $2,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At March 31, 1997, $1,200 is outstanding under the line of credit. The term loan, which had an outstanding balance of $6,944 at March 31, 1997, requires monthly principal payments of $56 and matures on August 1, 1997 when the remaining unpaid principal balance of $6,667 will become due. The Company presently intends to renew this loan. The revolving line, which is renewable annually, is due on August 1, 1997. The interest rate on both facilities is one percent in excess of the lender's prime rate.

Results of Operations

  Nine months ended March 31, 1997 and 1996

Income from operations before income taxes and minority interests increased $1,883. The components are as follows:

                                    1997             1996          Increase
                                    ----             ----          --------

Real Estate                      $ 3,767          $ 3,554          $  213
Hotel                                415              342              73
Seafood                           (1,855)          (3,281)          1,426
Textiles                             122              (28)            150
Corporate                         (2,643)          (2,664)             21
                                 -------          -------          ------
                                 $  (194)         $(2,077)         $1,883
                                 -------          -------          ------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

REAL ESTATE

      Revenues increased $246. A gain of $362 was realized when a balloon payment on a mortgage receivable was paid in December 1996. A mortgage obtained on July 29, 1996 on the Greensboro North Shopping Center in Greensboro, North Carolina increased overall mortgage interest expense by $149, and repairs and maintenance increased $380. There were no other significant variations in any expense category.

HOTEL

      Revenues increased $108 over last year. Hotel earnings increased $73 as a result of the higher revenues.

SEAFOOD

      Revenues increased $520. Losses are continuing in the seafood division due primarily to curtailed production at our clam operation due to smaller harvests of product, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $1,061 this year as compared to last years loss of $1,791 due to higher yields from our shrimp ponds. Due to the smaller harvests of product, losses from our clamming operations this year were $590 as compared to $450 last year. Losses at Lambert for this period were $200 as compared to $400 last year and the Company re-started scallop operations in January 1997. Profits on sales of shrimp imported from Costa Rica improved $110 on lower sales volume.

TEXTILES

      Hanora Spinning's earnings decreased $111 to $556 for the year due to lower sales volume. Hanora South and J & M Dyers recognized combined losses of $299 compared to last years loss of $434 due to higher revenues at J & M. Whitlock Combing incurred a loss of $135 this year as compared to a loss of $255 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $292.

CORPORATE/OTHER

      Corporate expenses which includes the operations of the nursing homes and interest on the Company's term loan and revolving line of credit decreased by $21.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED
(IN THOUSANDS)

Three months ended March 31, 1997 and 1996

Income from operations before income taxes and minority interests increased $825. The components are as follows:

                                  1997            1996             Increase
                                  ----            ----             --------

Real Estate                      $ 1,250         $ 1,090            $ 160
Hotel                                103             (18)             121
Seafood                             (565)         (1,005)             440
Textiles                             136              48               88
Corporate                           (816)           (832)              16
                                 -------         -------            -----
                                 $   108         $  (717)           $ 825
                                 -------         -------            -----

REAL ESTATE

      Revenues increased $106. There were no significant variations in any expense category.

HOTEL

      Hotel revenues increased $165. Hotel earnings increased $121 as a result of the higher revenues.

SEAFOOD

      Losses decreased $440 substantially due to higher yields in shrimp ponds in Ecuador, reduced losses in scallops and increased profitability on sales of shrimp from Costa Rica.

TEXTILES

      Earnings increased $88. Hanora Spinning's earnings decreased $129. Hanora South and J & M Dyers recognized combined losses of $75 as compared to last year's loss of $234. Whitlock Combing had a $52 decrease in losses due to the closing of the wool combing plant in June 1992.

CORPORATE/OTHER

      There were no other significant variations in any expense.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

     Exhibits: None

     Reports: There were no reports on Form 8-K filed during the quarter ended
              March 31, 1997.

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

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                   -----------------------------------------
                                   Registrant


Date: May 21, 1997                        /s/           Norman A. Halper
                                          --------------------------------------
                                                        Norman A. Halper
                                                          President


Date: May 21, 1997                        /s/           Harry Bergman
                                          --------------------------------------
                                                        Harry Bergman
                                                          Treasurer