Form 10-K405
period 1997-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1997-10-27
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1997
                           Commission File No. 0-1437

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
             ------------------------------------------------------
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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 16, 1997, 672,024 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $1,700,000 (based upon the price paid by Registrant for shares).

                       Documents Incorporated by Reference
                                 See Item 14(c)

                    The First Republic Corporation of America

                                  10-K Contents

                                                                            Page
                                                                            ----

PART I

Item       1. Business......................................................   1
Item       2. Properties....................................................   6
Item       3. Legal Proceedings.............................................  10
Item       4. Submission of Matters to a Vote of Security Holders...........  10

PART II

Item       5. Market for the Registrant's Common Stock and Related
                 Security Holder Matters....................................  11
Item       6. Selected Financial Data.......................................  12
Item       7. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................  13
Item       8. Financial Statements and Supplementary Data...................  16
Item       9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  45

PART III

Item 10.   Directors and Executive Officers of the Registrant...............  46
Item 11.   Executive Compensation...........................................  48
Item 12.   Security Ownership of Certain Beneficial Owners and Management...  50
Item 13.   Certain Relationships and Related Transactions...................  52

PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K  55

Signatures .................................................................  61

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

      On October 21, 1996 the Company repaid its $6,000,000 mortgage loan on the Video Film Center in New York that became due in October 1996 with a new mortgage of $6,200,000. The new mortgage on the Video Film Center bears interest at 9% per annum, provides for 60 monthly payments of $52,030 including principal and interest commencing December 1, 1996 and expiring November 1, 2001 when the remaining balance of $5,774,232 will become due. The Company has an option to renew the new mortgage as of August 1, 2001 for an additional five year term at an interest rate to be determined at that time. A portion of the loan proceeds, $475,000 ($489,539 as of June 30, 1997) has been set aside in an escrow account to secure certain building improvements which were required by the mortgagor.

      In August 1996, the Company obtained a $4,000,000 mortgage loan on the Greensboro North Shopping Center it owns in Greensboro North Carolina, which loan bears interest at 8.35% per annum, provides for 120 payments of $35,850 including principal and interest, commencing September 1, 1996 and expiring August 1, 2006 when the remaining balance of $2,523,000 will become due.

      In December 1996, the Company purchased the remaining 50% of Lambert International Fisheries Inc. it did not own for $265,000; $50,000 was paid in cash and the balance through a promissory note for $215,000 payable in December 1997, bearing interest at 8%.

      In October 1997, the Company and its partners entered into an agreement for the sale of the Jersey City Facility and the Rochelle Park Facility referred to below under Business - Narrative Description of Business - Health Care. The closing of this transaction is subject to several conditions, including the purchaser's ability to obtain necessary financing and the approval of the New Jersey Department of Health. Subject to the timely satisfaction of these and certain other conditions, the transaction is anticipated to close in December 1997. Although there is no assurance that the transaction will close, if it does it should improve the working capital of the Company.

      On October 21, 1997 the Company replaced its existing indebtedness with a new lender. The existing indebtedness had an outstanding balance of $6,777,810 at June 30, 1997, which was due on August 1, 1997 and extended until October 31, 1997. The new agreement is a $9,000,000 term loan with an interest rate equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. The term loan requires amortization payments of $358,800 per annum. The term loan matures in five years and the revolving line of credit matures in three years.

b.    Financial Information about Industry Segments

      The sales and operating profit (loss) from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 1997 are set forth in Note 2 (Industry Segments) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item 8. hereof.

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

      Real estate revenues accounted for 36%, 37%, and 34% of consolidated revenues from operations for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

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

      Hotel revenues accounted for 11%, 12%, and 11% of consolidated revenues from operations for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

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

      Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints over the past several years, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 1996 decreased 36% as compared with the prior fiscal year. The aggregate number of bushels of clams decreased 20% in the fiscal year ended June 30, 1997 as compared with the fiscal year ended June 30, 1996. For the period July 1, 1997 through August 31, 1997, the aggregate number of clams harvested decreased 19% compared with the same period in the prior year. The decrease in production for both years was caused by smaller harvests of product.

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

      Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, which are both located in Ecuador. Sales of shrimp from the foregoing operations approximated $2,656,000 and $1,780,000 for the fiscal years ended June 30, 1997 and 1996, respectively. Bluepoints, through a foreign subsidiary, also owns a 38% interest in another Ecuadorian shrimp farming operation. See Item 12 and 13 below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

      The Company also owns Lambert International Fisheries, Inc., a scallop operation in Cape Canaveral, Florida. In the current fiscal year, sales for Lambert were approximately $1,242,000 and operations broke even. Sales for July and August 1997 were approximately $500,000 but there can be no assurance that extensive beds of scallops will be found in the future.

      Seafood revenues accounted for 20%, 16%, and 15% of consolidated revenues from operations for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

      Textile

      The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 1997, Hanora purchased approximately $57,000 of additional equipment. The backlog of yarn sales on August 31, 1997 was approximately $6,700,000 as compared to $5,500,000 a year ago. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 1998. One customer accounted for approximately 18% of Hanora's total sales during the 1997 fiscal year. The loss of this customer would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

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

      Textile revenues accounted for 32% 33%, and 38% of consolidated revenues from operations for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

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

Jefferson National Bank Building   6-story office building; 39,300 rentable
4100 Pinetree Drive                square feet; 100% rented.
Miami Beach, Florida

First Republic Office Park         Two, two-story office buildings with
Thruway and Electronics Parkway    49,000 and 35,000 rentable square feet;
Liverpool, New York                14 acres of land; 78% rented.

Waltham Engineering Center         17 multi-story industrial buildings;
Waltham, Massachusetts             in excess of 380,000 rentable square feet;
                                   parking facilities; 99% rented.

East Newark Industrial Center      30 multi-story industrial buildings; in
East Newark, New Jersey            excess of 1,000,000 rentable square feet;
                                   parking facilities; 90%
                                   rented; second mortgage
                                   held by Bluepoints in the
                                   amount of $105,396 at
                                   September 1, 1997.

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

Greensboro South Shopping Center   Approximately 12 acres of land and
Greensboro, North Carolina         134,250 square feet of space in buildings
                                   located thereon; 100% rented.

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

Newburyport, Massachusetts         4-story building; 100,000 rentable square
                                   feet of space; presently vacant.

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

Cape Canaveral, Florida            Various leaseholds (approximately 11 acres)
                                   used by scallop operation for offloading, processing, packaging, warehouse and office.
                                   (Company owns 100% of Lambert International
                                   Fisheries Inc. and Cape King Associates which hold leaseholds.)

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

Lake City, South Carolina          Approximately 21.5 acres of land and 95,000
                                   square feet in two buildings located thereon;
                                   used for a yarn spinning plant and warehouse.

        Location                             General Character (1)
--------------------------------------------------------------------------------

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

Corporate Office

302 Fifth Avenue                   5,400 square feet of executive offices;
New York, New York                 month-to-month tenant at a rent of $8,400
                                   per month. See Item 13. below.

(1)--Reference is made to Schedule III for information with respect to mortgages encumbering certain properties listed in the table.

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

      There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares for $33.00 per share.

      Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 16, 1997, there were 731 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 1997. The Company has no intention of paying dividends in the foreseeable future.

d.    The Company did not sell any securities during the past year.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                     Fiscal year ended June 30,
                                               --------------------------------------------------------------------
                                                   1997         1996          1995          1994         1993
                                               --------------------------------------------------------------------
                                                               (In thousands, except per share amounts)

Revenues                                           $50,220      $45,612       $48,216      $48,119       $47,036
                                               =====================================================================
Income before interest and income taxes            $ 4,814      $   912       $ 4,450      $ 3,308       $   743
                                               =====================================================================
Interest costs                                     $ 3,068      $ 3,115       $ 2,993      $ 2,166       $ 2,239
                                               =====================================================================
   Income (loss) from continuing operations
     before extraordinary income and
     cumulative effect of accounting change        $ 1,170      $(2,767)      $ 1,010      $    88       $(1,369)
                                               =====================================================================
Net income (loss) per share of common stock
   from continuing operations                      $  1.74      $ (4.11)      $  1.50      $   .13       $ (2.00)
                                               =====================================================================
Total assets                                       $81,336      $79,239       $82,740      $80,164       $79,106
                                               =====================================================================
Long-term debt                                     $26,297      $23,810       $25,540      $23,870       $22,234
                                               =====================================================================
Stockholders' equity                               $41,609      $40,446       $43,254      $42,264       $40,872
                                               =====================================================================
Cash dividends per common share                       NONE         NONE          NONE         NONE          NONE
                                               =====================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 1997 decreased by approximately $828,000 to $2,172,000.

Net cash provided by operating activities was approximately $6,959,000 during the 1997 fiscal year. Net cash provided by financing activities was approximately $475,000. Net cash of approximately $6,511,000 was used for investing activities. The Company has a $2,000,000 revolving line of credit with its principal lender with interest at 1% over the lender's prime rate. At June 30, 1997, $700,000 was outstanding under the line. The Company has a term loan with its principal lender which matured August 1, 1997. As of June 30, 1997, $6,777,810 was outstanding under the term loan. The Company's loans with its principal lender has been extended until October 31, 1997. The Company has obtained financing from a new lender that provides for a $9,000,000 term loan facility and a $3,000,000 revolving line of credit. Both facilities will be collateralized by the East Newark Industrial Center and will have more favorable interest, amortization terms, and less restrictive covenants than the current loan agreement. As a result of the foregoing financing, the outstanding term loan is included in the June 30, 1997 Balance Sheet as long term debt (exclusive of the current portion of $462,000)

During the three years ended June 30, 1997, the Company incurred capital expenditures of approximately $15,417,000. In addition, approximately $4,694,000 was expended for tenant improvements during this three year period.

Results of Operations

Real Estate

The Company's real estate operating profits increased $419,000 in fiscal 1997 on a revenue increase of $953,000. Revenue increased at substantially all the properties. Repairs and maintenance and related costs increased approximately $365,000 at the East Newark Industrial Center as a result of increased work done to space at that facility. Interest on a new mortgage obtained at the Greensboro North Shopping Center increased overall mortgage interest by approximately $194,000. In fiscal 1996, real estate operating profits decreased $100,000 on a revenue increase of $667,000 as compared to the prior year. The increase in revenues was primarily attributable to increased occupancy at substantially all of the Company's real estate properties. A full year's expense on the mortgage obtained in fiscal 1995 on the Jefferson Bank Building in Miami Beach, Florida, increased interest expense by $102,000. Due to the unusually cold winter, utility and snow removal costs increased $461,000.

Hotel

Operating profits for the Four Points Hotel for fiscal 1997 increased approximately $172,000 on an approximately $357,000 increase in revenues. Operating profits for fiscal 1996 increased approximately $206,000 on an approximately $124,000 increase in revenues from the prior year and lower operating costs.

Seafood

Overall revenues for the seafood division increased approximately $2,507,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entities and excluding minority interests' share of loss of subsidiaries) in fiscal 1997 were $1,957,000 as compared to a loss of $4,169,000 last year. Ecuadorian operations reduced their losses to $1,398,000 as compared to last years loss of $2,043,000 as a result of higher shrimp sales due to more product being harvested resulting from steps taken by the Company to increase yields. The Company purchased the remaining 50% of the scallop operation in Cape Canaveral, Florida and it operated at a break even level on revenues of $1,242,000 for this fiscal year as compared to a loss last year of $1,033,000, which represents 50% of last year's loss. Bluepoints Long Island operations had a loss of $527,000 as a result of continuing smaller harvests of clams which were offset somewhat by profits from sales of shrimp imported from Costa Rica. This compares with a loss of $941,000 last year. The assets of the discontinued soft shell crab operation were sold this fiscal year and the Company incurred a loss of $34,000. The fiscal 1996 revenues for the seafood division increased by 2% as compared to the prior year. Losses from operations (including equity share of losses in affiliated entities) in fiscal 1996 were $4,169,000 as compared to a loss of $1,756,000 in the prior year. Ecuadorian operations sustained a loss of $2,043,000 as compared to the prior years loss of $1,684,000 due to lower than anticipated shrimp production in Ecuador and a substantial reduction in the sales price of shrimp resulting from an oversupply of shrimp worldwide. The Company incurred a $1,033,000 loss from its scallop operations (including a $341,000 writedown of other assets) due to lack of availability of product as compared to a $54,000 loss in the prior year. Bluepoints' Long Island operations had a loss of $941,000 due to the presence of "brown tide" at its clam operations during the summer months, and curtailed production during the remainder of the year. This compares with income of $170,000 in the prior year. There was a loss of $152,000 from the discontinued soft shell crab operation, whose assets had been put up for sale.

Textile

Revenues for the textile division increased by 4% over last year, and earnings increased $635,000. Hanora Spinning's earnings increased $156,000 to $839,000 due to higher operating margins. Hanora South and J & M incurred a combined loss of $238,000 as compared to last year's loss of $530,000 due to higher revenues and gross profits earned at J & M. Whitlock Combing Company Inc. ("Whitlock"), which owned a wool combing plant in South Carolina and which discontinued operations in 1992, incurred losses of $339,000 (including a writedown of its building of $250,000) relating to its property in South Carolina which is being offered for sale, compared to a loss of $526,000 in the prior year. During the three years ended June 30, 1997, the Company purchased approximately $1,065,000 of machinery and equipment for the textile operations. In fiscal 1996, revenues for the textile division decreased by 17% over the prior year, and earnings decreased $1,442,000. Hanora Spinning's earnings decreased $575,000 to $683,000 due to substantially higher operating costs and lower revenues. Hanora South and J & M incurred a combined loss of $530,000 as compared to the prior year's profit of $200,000 due to higher revenues and gross profits earned at J & M in the prior year as a result of a substantial contract received from a new customer that expired in December 1994. Whitlock incurred expenses of $526,000 (including depreciation and a writedown of its building of $262,000) relating to its property in South Carolina compared to a loss of $389,000 in the prior year.

Health Care

In fiscal 1997, the Company recognized income of $574,000 from this investment as compared to income of $47,000 in fiscal 1996. The increase in income was primarily caused by a increase in occupancy at one facility and decreased operating costs. In fiscal 1995, the Company recognized income of $639,000 from this investment.

Corporate/Other

Corporate interest and expenses for the last three years was $4,339,000, $4,173,000 and $4,852,000, respectively. Corporate and other revenues for the last three years was $587,000, $407,000 and $813,000, respectively. Corporate and other revenues includes the operations of the Merrimac division other than those related to the ownership of currently leased real estate which are included in the real estate operations. Corporate expenses increased by $335,000 in the current year primarily as a result of $307,000 of clean-up expenses at Merrimac's Newburyport property. The reduction in expenses in fiscal 1996 was due to the closing of the Merrimac Ice Bucket division and a reduction in other related costs of Merrimac of $336,000 and reduced professional fees of $73,000. Except as referred to above, all corporate expenses, including interest on the Company's term loan and revolving line of credit, have remained relatively constant for the last three years.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, retained earnings, and cash flows for each of three years in the period ended June 30, 1997. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries and the hotel division, which statements reflect total assets constituting 18% in 1997 and 17% in 1996, and total revenues constituting 18% in 1997, 17% in 1996 and 15% in 1995, of the related consolidated totals, (b) the Mondragon Companies, accounted for on the equity method, and (c) certain health care entities (Bristol Manor Health Care Center, Inc., The Whitehall Residence, Inc., Logan Manor Corp., Harbor View Health Care Center, Inc.), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP


New York, New York
September 25, 1997
except for Note 5(5), as to which
the date is October 21, 1997

[BDO Letterhead]

Independent Auditor's Report

To the Board of Directors
Marchelot S.A. and Subsidiaries
New York, U.S.A.

We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda), and its subsidiaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and Comercorp S.A. as of June 30, 1997 and 1996, and the related consolidated statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries to June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles prevailing in the United States of America.


/s/ BDO Stern

August 4, 1997
Guayaquil, Ecuador

                      [Dermody, Burke & Brown Letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  FIRST REPUBLIC CORPORATION OF
  AMERICA SHERATON INN - SYRACUSE

We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, SHERATON INN - SYRACUSE as of June 30, 1997 and 1996, and the related statements of income and division control and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

To the Board of Directors of
  FIRST REPUBLIC CORPORATION OF
  AMERICA SHERATON INN - SYRACUSE

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of FIRST REPUBLIC CORPORATION OF AMERICA, SHERATON INN - SYRACUSE at June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                          /s/ Dermody, Burke and Brown

                          DERMODY, BURKE AND BROWN
                          Certified Public Accountants, P.C.

Syracuse, NY

July 28, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
Bristol Manor Health Care Center, Inc.

      We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of June 30, 1997 and 1996, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      The balance sheet of Bristol Manor Health Care Center, Inc. includes an amount due from affiliated entities of $3,349,578 as of June 30, 1997. It is unlikely that these amounts will be recovered in the foreseeable future. No allowance for doubtful accounts has been recorded. Generally accepted accounting principles require that assets be stated at net realizable value.

      In our opinion, except for the effects of not recording an allowance for doubtful accounts as discussed in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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

August 27, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
Bristol Manor Health Care Center, Inc.

      We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of December 31, 1996 and 1995, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      Bristol Manor Health Care Center, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group. including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


                                    /s/ Loeb & Troper

March 13, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
The Whitehall Residence, Inc.

      We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of June 30, 1997 and 1996, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

      The Whitehall Residence, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions we not the same as those which would result from transactions among wholly unrelated parties.

      The accompanying financial statements have been prepared assuming that The Whitehall Residence, Inc. will continue as a going concern. As discussed in Note F to the financial statements, the corporation has suffered recurring losses from operations and has a retained earnings deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ Loeb & Troper

August 27, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
The Whitehall Residence, Inc.

      We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of December 31, 1996 and 1995, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of December 31, 1996 and 1995, and the results of its, operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                    /s/ Loeb & Troper

March 13, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
Logan Manor Corp.

      We have audited the accompanying balance sheet of Logan Manor Corp. as of June 30, 1997 and 1996, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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


                                    /s/ Loeb & Troper

August 27, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
Logan Manor Corp.

      We have audited the accompanying balance sheet of Logan Manor Corp. as of December 31, 1996 and 1995, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 13, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
Harbor View Health Care Center, Inc.

      We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of June 30, 1997 and 1996, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      The balance sheet of Harbor View Health Care Center, Inc. includes an amount due from affiliated entities of $582,022 as of June 30, 1997. It is unlikely that these amounts will be recovered in the foreseeable future. No allowance for doubtful accounts has been recorded. Generally accepted accounting principles require that assets be stated at net realizable value.

      In our opinion, except for the effects of not recording an allowance for doubtful accounts as discussed in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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

August 27, 1997

                           [LOEB & TROPER Letterhead]

                          Independent Auditor's Report

Board of Directors
Harbor View Health Care Center, Inc.

      We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of December 31, 1996 and 1995, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      Harbor View Health Cam Center, Inc. is a member of a group of affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


                                    /s/ Loeb & Troper

March 13, 1997

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                                                          June 30,
                                                                                  1997                1996
                                                                          ---------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $    1,442,536      $    1,009,079
   Restricted cash                                                                  489,539                  --
   Accounts and rents receivable, net of allowances of
     $240,410 and $210,345                                                        4,901,188           4,900,233
   Mortgages receivable--current portion (Note 3 and 6)                               3,001             620,546
   Other receivables (including $20,000 in 1997 and $725,000 in 1996 due
     from related party)                                                            486,233           1,092,824
   Inventories (Note 1)                                                           3,501,650           4,921,283
   Prepaid expenses and other assets                                              1,299,460           1,115,724
                                                                          ---------------------------------------
Total current assets                                                             12,123,607          13,659,689

Real estate held for rental and hotel, at cost (Notes 5 and 9):
   Land                                                                           8,399,740           8,399,740
   Building and improvements                                                     42,735,453          41,558,112
                                                                          ---------------------------------------
                                                                                 51,135,193          49,957,852
   Less accumulated depreciation                                                 24,553,722          23,455,743
                                                                          ---------------------------------------
                                                                                 26,581,471          26,502,109
Other property, plant and equipment, at cost (Note 1):
   Land                                                                           1,530,849           1,530,849
   Buildings and improvements                                                     6,882,827           5,886,323
   Leaseholds and improvements                                                    1,785,939           1,167,759
   Machinery, equipment, parts and vehicles                                      14,953,145          12,719,198
   Furniture and furnishings                                                        421,662             376,284
   Construction-in-progress                                                       1,535,923             438,212
                                                                          ---------------------------------------
                                                                                 27,110,345          22,118,625
   Less accumulated depreciation and amortization                                12,424,042           8,693,495
                                                                          ---------------------------------------
                                                                                 14,686,303          13,425,130

Mortgages receivable--net of current portion (Note 3 and 6)                         106,669             109,680

Investments in and advances to affiliated entities (Notes 1 and 4)               13,059,763          12,247,909
Tenant improvements, net of accumulated amortization of $3,158,338 and
   $2,323,024                                                                     6,580,337           5,852,223
Unamortized leasing, financing and other deferred costs                           1,983,828           1,764,806

Other assets:
   Cash and securities in trust for tenants' security deposits                    1,642,868           1,569,383
   Mortgage escrow funds and security deposits                                       89,649             149,813
   Assets held for sale (Note 12)                                                 1,050,000           1,300,001
   Due from related parties (Note 11)                                             3,130,196           2,331,984
   Other                                                                            301,202             326,263
                                                                          ---------------------------------------
                                                                                  6,213,915           5,677,444
                                                                          ---------------------------------------
Total assets                                                                 $   81,335,893      $   79,238,990
                                                                          =======================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                              June 30,
                                                                       1997                 1996
                                                              ---------------------------------------
Liabilities and stockholders' equity Current liabilities:
   Notes payable (Notes 4, 5 and 6)                              $     1,527,000      $    3,472,000
   Note payable, related party (Note 11)                                 640,000             640,000
   Current portion of long-term debt (Notes 5 and 6)                   1,668,654           1,729,997
   Accounts payable                                                    2,331,518           1,892,374
   Accrued expenses and taxes payable                                  2,317,498           2,088,320
   Due to related parties (Note 11)                                    1,374,035             743,792
   Other liabilities                                                      93,257              93,257
                                                              ---------------------------------------
Total current liabilities                                              9,951,962          10,659,740

Long-term debt (Notes 5 and 6)                                        26,297,499          23,809,823

Deferred income tax (Note 7)                                             492,926             567,926

Other liabilities:
   Tenants' security deposits payable                                  1,642,868           1,569,383
   Accrued pension (Note 8)                                              931,448           1,215,840
                                                              ---------------------------------------
                                                                       2,574,316           2,785,223

Minority interests                                                       410,095             608,266

Deferred income (Note 3)                                                      --             362,323
                                                              ---------------------------------------
Total liabilities                                                     39,726,798          38,793,301

Stockholders' equity:
   Common stock, $1 par value:
     Authorized, 2,400,000 shares;
     Issued, 1,175,261 shares                                          1,175,261           1,175,261
   Additional paid-in capital                                         15,000,753          15,000,753
   Retained earnings                                                  29,843,361          28,673,150
                                                              ---------------------------------------
                                                                      46,019,375          44,849,164
   Less treasury stock, at cost--503,197 and
     502,992 shares (Note 12)                                          4,410,280           4,403,475
                                                              ---------------------------------------
Total stockholders' equity                                            41,609,095          40,445,689
Leases, commitments and contingencies
   (Notes 9 and 10)
                                                              ---------------------------------------
Total liabilities and stockholders' equity                       $    81,335,893      $   79,238,990
                                                              =======================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations


                                                                                 Year ended June 30,
                                                                       1997              1996             1995
                                                               -----------------------------------------------------
Revenues:
   Sales--textiles and seafood                                    $ 24,949,212      $ 22,329,954     $ 25,391,537
   Rents and other revenues--real estate and hotel operations
                                                                    23,285,138        22,390,066       21,608,443
   Other (including interest income of approximately
     $261,000, $83,000 and $106,000, respectively)                   1,986,069           891,536        1,215,623
   Equity in income (loss) of affiliated entities (Note 4)               9,216        (2,065,609)        (118,264)
                                                               -----------------------------------------------------
                                                                    50,229,635        43,545,947       48,097,339
                                                               -----------------------------------------------------
Costs and expenses:
   Cost of sales                                                    22,205,567        20,460,983       21,674,192
   Operating costs--real estate and hotel operations                 14,153,958        13,495,292       12,631,176
   Depreciation and amortization                                     4,052,848         3,817,390        4,182,079
   Interest                                                          3,068,457         3,115,460        2,993,065
   Selling, general and administrative                               5,750,101         5,575,769        5,642,437
   Writedown of property and equipment
     (Note 1 and 12)                                                   249,875           418,110          265,189
   Minority interests' share of loss of subsidiaries                  (996,382)       (1,133,113)        (748,233)
                                                               -----------------------------------------------------
                                                                    48,484,424        45,749,891       46,639,905
                                                               -----------------------------------------------------
Income (loss) before income taxes                                    1,745,211        (2,203,944)       1,457,434
Income tax expense (Note 7)                                            575,000           563,000          447,000
                                                               -----------------------------------------------------
Net income (loss)                                                  $ 1,170,211      $ (2,766,944)     $ 1,010,434
                                                               =====================================================

Per share of common stock (Note 1):
Net income (loss)                                                        $1.74            $(4.11)           $1.50
                                                               =====================================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings


                                                                       Year ended June 30,
                                                          1997                 1996                  1995
                                                 --------------------------------------------------------------
Balance, beginning of year                          $    28,673,150      $    31,440,094      $    30,429,660

Net income (loss) for the year                            1,170,211           (2,766,944)           1,010,434
                                                 --------------------------------------------------------------
Balance, end of year                                $    29,843,361      $    28,673,150      $    31,440,094
                                                 ==============================================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          Year ended June 30,
                                                              1997                  1996                 1995
                                                      -------------------------------------------------------------
Operating activities
Net income (loss)                                        $     1,170,211      $    (2,766,944)     $     1,010,434
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                             4,052,848            3,817,390            4,182,079
     Writedown of property and equipment                         249,875              418,110              265,189
     Deferred income taxes                                       (75,000)             (70,000)             (36,000)
     Equity in net (income) loss of affiliated
       entities                                                   (9,216)           2,065,609              118,264
     Minority interests' share of loss in
       subsidiaries                                             (996,382)          (1,133,113)            (748,233)
     Changes in operating assets and liabilities:
         Accounts, rents and other receivables
                                                                 605,636             (454,526)             381,909
         Inventories                                           1,419,633              550,717             (740,455)
         Prepaid and other assets                               (183,736)              43,104              110,427
         Due from related parties                                      -              217,250             (217,250)
         Accounts payable                                        439,144              519,513             (739,032)
         Accrued and other current liabilities                   229,178              346,274              383,052
         Due to related parties                                  630,243             (149,581)            (434,627)
         Other liabilities                                      (573,107)              62,428              (82,924)
                                                      -------------------------------------------------------------
Cash provided by operating activities                          6,959,327            3,466,231            3,452,833
                                                      -------------------------------------------------------------

Investing activities
Purchases of real estate held for rental                      (1,484,689)            (546,167)          (2,815,491)
Purchases of other property plant and equipment
                                                              (3,034,177)          (1,502,017)          (1,340,667)
Additions to tenant improvements                              (1,602,630)            (861,659)          (2,229,991)
Investment in affiliated entities                             (1,239,862)            (993,338)          (2,440,294)
Distribution in excess of equity in earnings
   from affiliated entities                                      437,225              350,741              816,610
Payments received on mortgages receivable                        620,556            1,002,273            1,907,516
Other investing activities                                      (207,282)              78,205               21,020
                                                      -------------------------------------------------------------
Net cash used in investing activities                         (6,510,859)          (2,471,962)          (6,081,297)
                                                      -------------------------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                                                  Year ended June 30,
                                                                        1997              1996              1995
                                                                -----------------------------------------------------
Financing activities
Proceeds from mortgage and notes payable to banks                   $ 13,800,000       $ 2,200,000     $ 11,209,241
Payments on mortgages and notes payable to banks                     (13,318,667)       (3,520,859)      (8,626,991)
Minority interests' additional paid-in capital                                --            82,671           44,585
Purchases of treasury stock                                               (6,805)          (41,477)         (20,040)
                                                                -----------------------------------------------------
Net cash provided by (used in) financing activities                      474,528        (1,279,665)       2,606,795
                                                                -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     922,996          (285,396)         (21,669)
Cash and cash equivalents at the beginning of year                     1,009,079         1,294,475        1,316,144
                                                                -----------------------------------------------------
Cash and cash equivalents at the end of year                         $ 1,932,075       $ 1,009,079      $ 1,294,475
                                                                =====================================================

Supplemental disclosure
Income taxes paid                                                    $   742,626       $   503,095      $   582,005
Interest paid                                                        $ 3,059,458       $ 3,127,523      $ 2,943,574

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1997


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

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                     June 30,
                                              1997               1996
                                         ---------------------------------

Work-in-process and raw materials          $1,600,565         $1,655,147
Finished goods                              1,901,085          3,266,136
                                         ---------------------------------
                                           $3,501,650         $4,921,283
                                         =================================

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                             Estimated
                     Classification                         Useful Life
           ----------------------------------------------   -----------

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

Revenues

Sales of textiles and seafood are recognized when shipments are made to customers. Rental revenue is recognized on an accrual basis in accordance with the terms of the lease except that leases with scheduled rent increases are required to be recognized on a straight-line basis over the life of the lease. Hotel revenues are recognized when the related services are rendered.

Per Share Data

Per share amounts are based on 672,165 (1997), 672,677 (1996) and 673,867 (1995)
weighted average shares of common stock outstanding.

Accounting for Income Taxes

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

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS 121 in fiscal 1997 which did not result in any change in the Company's method of recording for impairment. A writedown of approximatley $250,000 was recorded for Whitlock for the year ended June 30, 1997 (see Note 12).

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), Earnings per Share, which supersedes APB Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt SFAS 128 in fiscal 1998. It is anticipated that the statement will not have an effect on the Company's financial statements due to the fact that the Company does not have any convertible stock.

Foreign Operations

A subsidiary, together with certain entities in which the subsidiary owns a 38% interest, is engaged in shrimp farming operations in Ecuador. Prior to the end of December 1996, all of such entities sold their products solely to a domestic subsidiary of the Company engaged in seafood operations. Beginning in January 1997 all sales were to third parties. Financial statements of such foreign entities are translated using the U.S. dollar as the functional currency as Ecuador has a hyperinflationary currency. Operations include exchange gains of $395,202 (1997), $182,145 (1996) and $254,954 (1995) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

2. Industry Segments and Foreign Operations

Following is information about the Company's industry segments for each of the three years ended June 30:

                                                1997                  1996                  1995
                                        ------------------------------------------------------------------
   Revenues:
      Real estate                          $    18,057,022       $    17,104,302        $   16,436,969
      Hotel                                      5,770,014             5,413,092             5,289,114
      Seafood                                    9,965,316             7,458,512             7,296,381
      Textile                                   15,841,319            15,229,106            18,379,894
      Corporate                                    586,748               406,544               813,245
                                        ------------------------------------------------------------------
                                           $    50,220,419       $    45,611,556        $   48,215,603
                                        ==================================================================
   Operating profit (loss):
      Real estate (a)                      $     4,931,831       $     4,512,789        $    4,612,379
      Hotel                                        673,149               501,442               295,461
      Seafood                                   (1,375,272)           (2,146,319)           (1,111,286)
      Textile (b)                                  262,494              (372,844)            1,069,602
                                        ------------------------------------------------------------------
   Total operating profit                        4,492,202             2,495,068             4,866,156

   Corporate expenses                           (3,486,351)           (3,151,081)           (3,802,300)
   Corporate interest expense                     (852,986)           (1,021,979)           (1,049,636)
   Corporate revenue                               586,748               406,544               813,245
   Equity in income (loss) of
      affiliated entities (c)                        9,216            (2,065,609)             (118,264)
   Minority interests' share of loss
      of subsidiaries                              996,382             1,133,113               748,233
                                        ------------------------------------------------------------------
   Income (loss) before income taxes
                                           $     1,745,211       $    (2,203,944)       $    1,457,434
                                        ==================================================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                                1997                 1996 (e)              1995 (e)
                                        ------------------------------------------------------------------
   Identifiable assets:
      Real estate                          $    34,898,169       $    33,719,375        $   34,863,392
      Hotel                                      2,805,387             2,938,507             3,026,711
      Seafood                                   14,724,084            12,590,789            14,144,339
      Textile                                   11,797,287            12,685,459            14,803,131
      Corporate and other (d)                   17,110,966            17,304,860            15,902,157
                                        ------------------------------------------------------------------
                                           $    81,335,893       $    79,238,990        $   82,739,730
                                        ==================================================================

   Depreciation and amortization:
        Real estate                        $     1,891,940       $     1,795,298        $    2,035,785
        Hotel                                      387,903               471,486               631,786
        Seafood                                    665,192               286,959               218,794
        Textile                                  1,045,591             1,179,043             1,181,073
        Corporate and other                         62,222                84,604               114,641
                                        ------------------------------------------------------------------
                                           $     4,052,848       $     3,817,390        $    4,182,079
                                        ==================================================================

   Capital expenditures--net:
      Real estate                          $     2,941,453       $     1,228,017        $    4,531,561
      Hotel                                        145,865               179,809               545,673
      Seafood (f)                                2,792,954             1,167,317               483,927
      Textile                                      230,015               242,266               592,475
      Corporate and other                           10,939                92,434               232,513
                                        ------------------------------------------------------------------
                                           $     6,121,226       $     2,909,843        $    6,386,149
                                        ==================================================================

   (a)  Includes mortgage interest expense of $1,817,120 (1997), $1,622,687
        (1996) and $1,564,524 (1995).
   (b)  Includes losses from Whitlock (see Note 12a).
   (c)  See Note 4.
   (d) Consists principally of investments in and advances to affiliated entities.
   (e) Certain amounts have been reclassified to conform with 1997 presentation.
   (f)  Includes assets of Lambert International Fisheries, Inc.

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

The Company's operations in the industry segments detailed above consist of:

     Real Estate: Ownership of loft, office and industrial buildings, shopping centers, residential property and vacant land located principally in New York State, New Jersey, Florida, North Carolina, Massachusetts, Virginia and Pennsylvania.

     Hotel: Ownership and operation of a hotel in Liverpool, New York.

     Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's south shore in New York State, harvesting and sale of scallops on property leased by the Company in Cape Canaveral, Florida and sales of shrimp from Ecuador (both grown in Company owned ponds and purchased from a 38% owned entity and other third-parties) and from Costa Rica.

     Textile: Operations of two yarn spinning plants and a dye house located in South Carolina and Rhode Island.

Foreign operations, consisting of the operation of a shrimp farm and shrimp hatchery, were conducted in Ecuador through Marchelot S.A. and its wholly-owned and 62.5% owned subsidiaries. For the years ended June 30, 1997, 1996 and 1995, respectively, such entities had sales of approximately $2,656,000, $1,780,000 and $1,495,000, all of which prior to the end of December 1996 were to the Company and eliminated in consolidation, and net losses (including a share of net losses from the Mondragon Companies accounted for by the equity method--see
Note 4) of $1,194,000, $1,875,000 and $1,549,000. Beginning in January 1997, all
sales were to third parties and therefore are not eliminated during consolidation. As of June 30, 1997 and 1996, respectively, such subsidiaries had total assets of approximately $11,980,166 and $10,302,473, liabilities (excluding intercompany loans and advances) of $3,472,000, $3,102,000 and minority interests of $410,000 and $608,000. In addition, Bluepoints Company Inc., a domestic subsidiary, had outstanding advances to the Mondragon Companies of $4,126,928 and $2,988,246 at June 30, 1997 and 1996, respectively.

           The First Republic Corporation of America and Subsidiaries

3. Mortgages Receivable

A summary of mortgages receivable is as follows:

                                      Interest                                        June 30,
           Description                  Rate           Maturity Date            1997            1996
-----------------------------------------------------------------------------------------------------------
First lien on motel                     8.0%        December 1, 1996 (1)      $       --       $  617,783
First lien on condominiums           7.9%-10.5%     (2)                          109,670          112,443
                                                                          ---------------------------------
                                                                                 109,670          730,226
Less payment due within one year
   included in current assets                                                      3,001          620,546
                                                                          ---------------------------------
                                                                              $  106,669       $  109,680
                                                                          =================================

(1)--A gain of $786,230, which was realized on the sale of a motel during the fiscal year ended June 30, 1977, had been treated in accordance with the installment method which requires the recognition of gain as cash is collected. The mortgage was paid in full in December 1996. The unrecognized portion of the gain of $362,323 was classified in the accompanying balance sheets as deferred income at June 30, 1996.

(2)--Payment terms of mortgages require monthly payments for seven years with the remaining principal balance due at that time. The maturity dates range from December 1, 1998 to June 1, 1999.

Maturities are as follows:

                                                           Amount
                                                     -------------------
Year ending June 30:
   1998                                                 $        3,001
   1999                                                        106,669
                                                     ===================
                                                        $      109,670
                                                     ===================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                                               Company's Investments                  Company's
                                                    and Advances               Equity in Income (Loss)
                                 Company's     ---------------------   --------------------------------------
                                 Ownership           June 30,                    Year ended June 30,
                                 Percentage      1997        1996         1997         1996           1995
                                -----------------------------------------------------------------------------
                                                                      (In Thousands)

   Sunscape Associates               50%        $    490    $    581    $     17    $     (90)      $   (112)
   Lambert(3)                       100%               -         536           -       (1,033) (1)       (54)
   Mondragon Companies               38%           6,501       5,306        (582)        (990)          (591)
   Health Care Entities(2)           49.9%         6,029       5,822         574           47            639
   Other                           Various            40           3           -            -              -
                                              ---------------------------------------------------------------
                                                $ 13,060    $ 12,248    $      9    $  (2,066)      $   (118)
                                              ===============================================================

(1)--Includes approximately $600,000 of loss related to write-off of the excess of the Company's cost of investment over net assets acquired, as a result of continuing net losses incurred by the affiliate.

(2)--Equity in income is net of amortization of the Company's cost of investment which exceeded its underlying share of Partnerships' deficiency at date of acquisition. Such excess, which amounted to approximately $3,400,000 and $3,500,000 at June 30, 1997 and 1996, respectively, is being amortized over 40 years.

(3)--Prior to December 1996 the Company owned 50% of Lambert International Fisheries Inc.

Real Estate

Sunscape Associates ("Sunscape") owns a 167 unit garden apartment complex located in Orlando, Florida. The other 50% interest in Sunscape is owned by corporate entities which in turn are owned by officers and directors of the Company.

Seafood

Lambert International Fisheries, Inc. ("Lambert"): The Company owned a 50% interest in Lambert which is located in Florida, and is engaged in the business of collecting, processing, and selling scallops. In December 1996, the Company purchased the remaining 50% of Lambert for $265,000; $50,000 was paid in cash and the remaining sum with a promissory note bearing interest at 8% and payable in December 1997.

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Condensed financial information of Lambert is as follows:

                                                               June 30,
                                                                 1996
                                                         --------------------
Assets
Cash                                                      $         29,000
Other current assets                                                95,000
Property and equipment, net of accumulated depreciation          1,715,000
Other assets                                                         9,000
                                                         --------------------
Total assets                                              $      1,848,000
                                                         ====================

Liabilities
Notes payable and other current liabilities               $        854,000
Loans payable--stockholders                                       3,001,000
                                                         --------------------
Total liabilities                                                3,855,000

Stockholders' (deficit) equity                                  (2,007,000)
                                                         --------------------
Total liabilities and equity                              $      1,848,000
                                                         ====================

                                                                    Year ended June 30,
                                                        1997(1)             1996              1995
                                                  ------------------------------------------------------

Revenues                                            $       23,000    $       47,000   $    4,217,000
Costs and expenses                                        (301,000)       (1,308,000)      (4,326,000)
Loss on disposal and write-off of assets                                    (805,000)               -
                                                  ------------------------------------------------------
Net loss                                            $     (278,000)   $   (2,066,000)  $     (109,000)
                                                  ======================================================

(1)  For the period prior to the acquisition of the remaining 50% interest

During the fiscal year ended June 30, 1996, no scallops were harvested and a write-off of intangible assets aggregating $682,000 was recorded as a result of recurring losses and the uncertainty as to the recoverability of the carrying value of such assets.

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Bluepoints Company Inc. ("Bluepoints"): Bluepoints, an 80.2% owned subsidiary of the Company, owns Marchelot S.A. which in turn owns a 38% interest in two Ecuadorian corporations, Isca C.A. and Langomorro CIA. Ltda. (collectively, the "Mondragon Companies"), engaged in shrimp farming operations in Ecuador. The remaining 19.8% of Bluepoints is owned by certain stockholders of the Company. For the years ended June 30, 1997, 1996 and 1995, Bluepoints purchased approximately $1,010,000, $1,594,000, and $775,000, respectively, of shrimp from the Mondragon Companies.

Condensed combined financial information of the Mondragon Companies is as follows:

                                                         June 30,
                                                   1997              1996
                                            -----------------------------------
Assets
 Current assets                               $  4,294,000      $  2,559,000
Property and equipment--net of accumulated
  depreciation
                                                 8,869,000         8,056,000
Other assets                                       542,000           758,000
                                            -----------------------------------
Total assets                                  $ 13,705,000      $ 11,373,000
                                            ===================================

Liabilities
Notes payable--banks                          $  2,676,000      $  1,801,000
Due to Bluepoints and other affiliates           5,329,000         4,152,000
Other current liabilities                          630,000           893,000
                                            -----------------------------------
Total current liabilities                        8,635,000         6,846,000

Long-term debt                                     307,000           307,000
                                            -----------------------------------
Total liabilities                                8,942,000         7,153,000

Stockholders' equity                             4,763,000         4,220,000
                                            -----------------------------------
Total liabilities and equity                  $ 13,705,000      $ 11,373,000
                                            ===================================

                                        Year ended June 30,
                           1997                1996                 1995
                    -----------------------------------------------------------

Revenues             $      2,790,000    $      1,721,000    $        794,000
Costs and expenses          4,254,000          (3,791,000)         (2,281,000)
                    -----------------------------------------------------------
Net loss             $     (1,464,000)   $     (2,070,000)   $     (1,487,000)
                    ===========================================================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Health Care

The Company owns 49.9% interests in partnerships which own three nursing homes and a senior citizen residence and adult day care center located in Rochelle Park, Jersey City and Whiting, New Jersey.

Condensed combined financial information of the 49.9% owned partnerships is as follows:

                                                          June 30,
                                                  1997                1996
                                            -----------------------------------

Cash                                          $   1,167,000     $   1,213,000
Accounts receivable, net                          2,863,000         2,045,000
Other current assets                                332,000           282,000
Other assets                                        518,000           822,000
Property and equipment, net of accumulated
   depreciation                                  23,053,000        23,867,000
                                            -----------------------------------
Total assets                                  $  27,933,000     $  28,229,000
                                            ===================================

Accounts payable                              $   2,401,000     $   1,615,000
Other current liabilities                         1,450,000         1,269,000
Mortgages payable, current                        1,400,000         1,330,000
Mortgages payable, noncurrent                    23,989,000        25,950,000
                                            -----------------------------------
Total liabilities                                29,240,000        30,164,000

Partners' capital deficiency                     (1,307,000)       (1,935,000)
                                            -----------------------------------
Total liabilities and capital deficiency      $  27,933,000     $  28,229,000
                                            ===================================

                                         Year ended June 30,
                             1997               1996                1995
                     ----------------------------------------------------------

Revenues               $    22,339,000    $    21,582,000     $    21,927,000
Expenses                    20,991,000         21,276,000          20,437,000
                     ----------------------------------------------------------
Net income             $     1,348,000    $       306,000     $     1,490,000
                     ==========================================================

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                                               June 30,
                                                       1997               1996
                                                -------------------------------------
Mortgages payable due 1997-2009 bearing
   interest at fixed rates of 8.5% to
   11% and variable rates (8.5% at June 30,
   1997) based on prime (1), (3) (4), and (5)    $    26,996,617    $    24,248,991
Onondaga County Industrial Development
   Agency Bonds (1) and (2)                              900,000          1,200,000
5.5%-7.0% notes to development authorities
   due 1995-2000 (1)                                      69,536             90,829
                                                -------------------------------------
                                                      27,966,153         25,539,820
Less payments due within one year                      1,668,654          1,729,997
                                                =====================================
                                                 $    26,297,499    $    23,809,823
                                                =====================================

(1)--The net book value of real estate assets pledged as collateral is approximately $21,000,000 and $20,500,000 at June 30, 1997 and 1996,
respectively.

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

The Company has provided a letter of credit in the amount of $900,000 at June 30, 1997 as collateral for the foregoing financing.

(3)--In fiscal 1997, the Company obtained a $4,000,000 mortgage loan collateralized by the Greensboro North Shopping Center in Greensboro, North Carolina. This loan bears interest at 8.35% per annum and provides for monthly payments of $35,850 including principal and interest commencing September 1, 1996 through August 1, 2006 when the remaining unpaid balance of $2,523,000 will become due.

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

(4)--On October 21, 1996 the Company repaid its $6,000,000 mortgage loan on the Video Film Center in New York that became due in October 1996 with the proceeds of a new mortgage of $6,200,000. The new mortgage on the Video Film Center bears interest at 9% per annum, provides for 60 monthly payments of $52,030 including principal and interest commencing December 1, 1996 and expiring November 1, 2001 when the remaining balance of $5,774,232 will become due. The Company has an option to renew the new mortgage as of August 1, 2001 for an additional five year term at an interest rate to be determined at that time. A portion of the loan proceeds, $475,000 ($489,539 as of June 30, 1997) has been set aside in an escrow account to secure certain building improvements which were required by the mortgagor.

(5)--On July 15, 1992, the Company replaced its existing indebtedness with its principal lender with a $10,000,000 term loan and a $3,000,000 revolving line of credit (the "Loan Agreement"), collateralized by a mortgage on the East Newark Industrial Center. At June 30, 1997 and 1996, $700,000 and $2,800,000,
respectively, is outstanding under the line of credit and is included in "Notes payable." The term loan, which had an outstanding balance of $6,777,810 at June 30, 1997 and $7,444,470 at June 30, 1996, required monthly principal payments of $55,555 and matured on August 1, 1997 when the remaining unpaid principal balance of $6,666,640 became due. The interest rate at June 30, 1997 on both facilities is 1% in excess of the lender's prime rate. Both loans were extended until October 31, 1997. On October 21, 1997 the Company replaced its existing indebtedness with a new lender. The new agreement provides for a $9,000,000 term loan with an interest rate equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. The term loan requires amortization payments of $358,800 per annum. The term loan matures in five years and the revolving line of credit matures in three years.

Aggregate principal payments on long-term debt are as follows:

                                                            Amount
                                                     --------------------
Year ending June 30:
   1998                                                 $     1,668,654
   1999                                                       1,600,607
   2000                                                       1,638,504
   2001                                                       2,596,797
   2002                                                       3,356,280
   Thereafter                                                17,105,311
                                                     --------------------
                                                        $    27,966,153
                                                     ====================

           The First Republic Corporation of America and Subsidiaries

6. Disclosures About Fair Value of Financial Instruments

FASB Statement No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosures about fair value for all financial instruments, whether recognized or not recognized in the balance sheets, for which it is practicable to estimate that value.

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

     Notes Payable and Long-Term Debt: The carrying amount of notes payable and long-term debt with variable interest rates approximates fair value. For fixed rate notes payable, fair value ($28,634,329) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

     Mortgage Receivable: For fixed rate mortgage receivable, fair value is estimated using discounted cash flow analysis based on current interest rate for similar financial instruments and approximates its carrying amount.

7. Income Taxes

At June 30, 1997, the Company has net operating loss carryforwards of approximately $66,000,000 for income tax purposes that expire in years 2000 through 2002. Those carryforwards, which resulted from the merger of Merrimac Corporation ("Merrimac") into the Company on June 30, 1993, are available to reduce future taxable income, if any, of the Company but not the taxable income of any other member of the Company's group. Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          June 30,
                                                    1997             1996
                                              ---------------------------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis   $     250,000    $     533,000
   Book basis of carrying value of investee
     over tax basis                                  491,000          344,000
                                              ---------------------------------
Total deferred tax liabilities                       741,000          877,000
                                              ---------------------------------
Deferred tax assets:
   Net operating loss carryforwards               22,440,000       23,222,000
   Miscellaneous                                     231,000          180,000
                                              ---------------------------------
Total deferred tax assets                         22,671,000       23,402,000
   Valuation allowance                            22,423,000       23,093,000
                                              ---------------------------------
Net deferred tax assets                              248,000          309,000
                                              ---------------------------------
Net deferred tax liability                     $     493,000    $     568,000
                                              =================================

The components of income (loss) before income taxes are as follow:

                                    For the year ended June 30,
                                1997              1996             1995
                       ------------------------------------------------------

Domestic                    $ 2,707,621       $   (695,770)    $ 2,702,378
Foreign                        (962,410)        (1,508,174)     (1,244,944)
                       ------------------------------------------------------
                            $ 1,745,211       $ (2,203,944)    $ 1,457,434
                       ======================================================

Significant components of the income tax expense (benefit) are as follows:

                             1997              1996             1995
                       -----------------------------------------------------
Current:
   Federal                $    100,000      $    100,000     $    182,000
   State                       550,000           533,000          301,000
                       -----------------------------------------------------
Total current                  650,000           633,000          483,000
                       -----------------------------------------------------
Deferred:
   Federal                     (66,000)          (62,000)         (32,000)
   State                        (9,000)           (8,000)          (4,000)
                       -----------------------------------------------------
Total deferred                 (75,000)          (70,000)         (36,000)
                       -----------------------------------------------------
                          $    575,000      $    563,000     $    447,000
                       =====================================================

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense follows:

                                                   1997                    1996                   1995
                                          ----------------------------------------------------------------------
                                             Amount     Percent      Amount     Percent     Amount     Percent
                                          ----------------------------------------------------------------------

Tax at U.S. statutory rates                $ 593,000      34.0%   $ (749,000)    (34.0%)  $ 496,000     34.0%
Increases (reductions) resulting from:
   Alternative minimum tax                   100,000       5.7       100,000       4.5           --       --
   State taxes, net of federal
     tax benefit                             530,000      30.4       525,000      23.8      196,000     13.5
   Adjustment of prior years
     underaccrual (overaccrual) of
     income tax                             (167,000)     (9.6)      159,000       7.2      (76,000)    (5.2)
   Loss from foreign operations (not
     subject to U.S. federal income
     taxes) reduced by portion charged
     to minority interest for which no
     tax benefit is recognized               327,000      18.7       511,000      23.2      423,000     29.0
   Minority interest in loss from
     domestic operations                    (191,000)    (10.9)     (203,000)     (9.2)    (105,000)    (7.2)
   Equity in net loss of investees
     for which no tax benefit is
     recognized                                   --                 351,000      15.9       18,000      1.2
   Net operating loss carryforwards         (763,000)    (43.7)     (253,000)    (11.5)    (441,000)   (30.2)
   Other items                               146,000       8.4       122,000       5.6      (64,000)    (4.4)
                                          ----------------------------------------------------------------------
                                           $ 575,000      33.0%    $ 563,000      25.5%   $ 447,000     30.7%
                                          ======================================================================

8. Benefit Plans

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $215,000 for each of the years ended June 30, 1997, 1996 and 1995.

Merrimac, which has been merged into the Company, had noncontributory pension plans covering certain employees. All covered employees participated in the basic pension plan with benefits based upon years of service. In addition, Merrimac maintained a supplementary plan for salaried employees covered by the basic pension plan. This supplementary plan provided benefits based upon salary and years of credited service, with deductions for employees' primary social security benefits and benefits received under the basic plan. The funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits.

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans (continued)

The following table sets forth the funded status of the Merrimac pension plans at June 30:

                                                             1997                 1996
                                                     -----------------------------------------
                                                         Accumulated          Accumulated
                                                           Benefits             Benefits
                                                        Exceed Assets        Exceed Assets
                                                     -----------------------------------------
Actuarial present value of benefit obligations
Vested                                                  $     4,802,000      $     5,053,000
                                                     -----------------------------------------
Projected benefit obligation                                  4,802,000            5,053,000

Plan assets (primarily short-term money funds)
   at fair market value                                       4,105,000            4,042,000
                                                     -----------------------------------------
Plan assets less than projected benefit obligation              697,000            1,011,000

Unrecognized net gain                                           234,000              205,000
                                                     -----------------------------------------
Net pension liability recognized in the
   Consolidated Balance Sheet                           $       931,000      $     1,216,000
                                                     =========================================

Since a significant part of Merrimac's operations have been discontinued, substantially all employees included in the plan have been terminated and no additional service benefits will accrue to such employees.

Net periodic pension cost included the following components:

                                                        1997            1996            1995
                                                  -------------------------------------------------
   Interest cost on projected benefit obligation     $    349,000     $    349,000  $    358,000
   Actual return on assets                               (323,000)         (65,000)     (390,000)
   Net amortization and deferral                           10,000         (300,000)       58,000
                                                  -------------------------------------------------
   Total pension expense (benefit)                   $     36,000     $    (16,000) $     26,000
                                                  =================================================

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7-3/4% at June 30, 1997 and 7-1/4% at June 30, 1996. The expected long-term rate of return on plan assets was 8% in 1997 and 1996 and 7% in 1995.

           The First Republic Corporation of America and Subsidiaries

9. Leases

The Company is the lessee under a noncancellable operating ground lease which expires in 2065. The lease provides for rentals of $11,404 per year and requires future minimum rental payments aggregating $764,000 at June 30, 1997. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 11). Total rent expense for all operating leases amounted to approximately $127,000, $126,000, and $124,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

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

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $3,200,000, $3,100,000 and $2,900,000 in the years ended June 30, 1997, 1996 and 1995, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                   Amount
                                            --------------------
Year ending June 30:
   1998                                        $    14,700,000
   1999                                             12,200,000
   2000                                              9,200,000
   2001                                              8,100,000
   2002                                              5,500,000
   Thereafter                                       23,100,000
                                            --------------------
                                               $    72,800,000
                                            ====================

           The First Republic Corporation of America and Subsidiaries

10. Commitments and Contingencies

a. The Company, together with the other partners of the health care partnerships (see Note 4), have issued joint and several guarantees on approximately $4,300,000 of the health care partnerships' mortgage loans which are payable in monthly installments through June 1999.

b. A foreign subsidiary has issued a mortgage on its real estate to collateralize bank debt of the Mondragon Companies (see Note 4) of which $1,671,000 is outstanding at June 30, 1997.

11. Related Party Transactions

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                               Percent Ownership by
                   Investment             The Company        Related Party
------------------------------------------------------------------------------

Bluepoints Company Inc. ("Bluepoints")       80.2%               19.8% (1)
Sunscape Associates                          50.0                50.0
The Mondragon Companies                      38.0                50.0 (2)
Larfico Larvas Del Pacifico S.A.             62.5                25.0
Comercorp S.A.                               62.5                25.0

(1)--At June 30, 1997 and 1996, the minority share of stockholders' deficiency of Bluepoints amounted to $3,130,196 and $2,331,984, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)--Bluepoints has made advances to the Mondragon Companies amounting to $4,126,928 and $2,988,246 at June 30, 1997 and 1996, respectively (see Note 4).
Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

11. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:

                                                                 Amount
                                               ------------------------------------------  Related Party
                 Transactions                       1997          1996          1995         Ownership
-----------------------------------------------------------------------------------------------------------
Insurance purchased in participation with the
  Rosen Group Properties:
     Premiums incurred                            $ 242,000     $ 264,000     $ 312,000         -%
     Administrative fee received                     75,000        75,000        75,000         -
     Payable at June 30, to Rosen Group
     Properties for premiums above                  144,000       264,000       312,000         -
Home office rent                                     99,000        98,000        95,000         100
Interest on $640,000 note to the Estate of
   A.A. Rosen                                        60,000        61,000        59,000         -
Interest from the Estate of A.A. Rosen loans         50,000        45,000             -         -
Loans receivable from the Estate of A.A. Rosen       20,000       725,000             -         -
Note payable to the Estate of A.A. Rosen            640,000       640,000       640,000         -

See Note 4 for other related party information.

12. Other Matters

a. In June 1992, Whitlock, which was in the wool-combining business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets of Whitlock, consisting of land and building which are being held for sale, are recorded at their estimated net realizable value of $1,050,000 at June 30, 1997 ($1,150,000 at June 30,
     1996). Losses of $389,000, $526,000 and $339,000 incurred in connection with the land and building held for sale were charged to operations during the years ended June 30, 1995, 1996, and 1997, respectively.

b. Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, mortgages receivable and accounts and rents receivable. The Company maintains operating cash accounts at financial institutions in many states along the Eastern seaboard and, for its foreign subsidiaries, in Ecuador. Such accounts are subject to risk to the extent that the balances exceed the institutions' insurable limits. The Company's policy is designed to limit exposure to any one institution. Mortgages receivable are collateralized by real estate in Florida. The Company's management has attempted to mitigate the risk of such mortgages by evaluating the creditworthiness of the prospective borrowers prior to acceptance. Concentrations of credit risk with regard to accounts and rents receivable are limited due to the large

           The First Republic Corporation of America and Subsidiaries

12. Other Matters (continued)

     number of entities comprising the Company's customer base and such base being dispersed over the industries in which the Company operates.

     Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 1997.

c. During the years ended June 30, 1997, 1996 and 1995, there were 205, 1,248 and 590 shares of stock purchased for treasury at a cost of $6,805, $41,477 and $20,040, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:


                                            All Positions
                                           and Offices with
      Name                      Age          Registrant           Served Since
--------------------------------------------------------------------------------

Irving S. Bobrow                83    Director                    April 1983

Harry Bergman                   55    Director                    October 1991
                                      Treasurer                   June 1988
                                      Secretary                   June 1988

Norman A. Halper                78    Director                    October 1969
                                      President                   April 1983

Miriam N. Rosen                 77    Director                    December 1994

Jonathan P. Rosen               53    Director                    February 1972
                                      Vice President              September 1978
                                      Chairman of the Board       December 1994

William M. Silverman            55    Director                    December 1981

Louis H. Nimkoff                35    Vice President              June 1988

Robert Nimkoff                  36    Director                    April 1991
                                      Vice President              June 1988

Jane G. Weiman                  53    Director                    December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 1997, upon the election and qualification of their successors.

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

      Jane G. Weiman has been a private investor for more than the past five years. For the past several years, Mrs. Weiman has also been an officer of the Board of the Washington, D.C. Urban League.

      All directors and executive officers have served as such for more than the past five years.

f.    Not applicable.

g.    Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based on written representations received by it, that for the year ended June 30, 1997, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

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

                    (a)                    (b)               (c)              (d)
                 Name and                                  Annual         Other Annual
            Principal Position            Year          Compensation    Compensation (1)
-----------------------------------------------------------------------------------------
Jonathan P. Rosen                         6-30-97        $   260,955     $    9,645
Chairman                                  6-30-96            238,425          8,315
                                          6-30-95            123,108             --

A.A. Rosen                                6-30-95            115,763             --
Chairman (deceased 11-9-94)

Norman A. Halper                          6-30-97            260,955          9,645
President and Chief Executive Officer     6-30-96            238,425         12,704
                                          6-30-95            238,871         13,690

Harry Bergman                             6-30-97            152,052          9,645
Secretary--Treasurer                      6-30-96            133,996          9,062
                                          6-30-95            143,955         10,661

Stephen L. Bernstein                      6-30-97            195,784          9,645
Corporate Counsel                         6-30-96            179,177         10,897
                                          6-30-95            177,662             --

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

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 1997. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

       Among The First Republic Corporation Of America, Dow Jones Equity
          Market Index and Dow Jones Independent - Conglomerates Index
                           Fiscal Year Ending June 30

     [The following table appeared as a line graph in the printed material]

--------------------------------------------------------------------------------
                                           1992  1993  1994  1995  1996  1997
--------------------------------------------------------------------------------
The first Republic Corporation of America  100   84    62    49    59    55
--------------------------------------------------------------------------------
Dow Jones Equity Market index              100   115   116   146   186   248
--------------------------------------------------------------------------------
Dow Jones Independent - Conglomerates      100   129   129   163   248   381
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.    Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 16, 1997:

                                            Amount and Nature
  Title of          Name and Address          of Beneficial       Percent
   Class          of Beneficial Owner         Ownership (1)       of Class
--------------------------------------------------------------------------------

   Common        Mary Nimkoff                   101,171 (2)        15.05%
                 26 Buttonball Lane
                 Weston, Connecticut

   Common        Jonathan P. Rosen              227,726 (3)        33.89
                 40 East 69th St.
                 New York, New York

   Common        Lynn M. Silverman              113,350            16.87
                 911 Park Avenue
                 New York, New York

   Common        Jane G. Weiman                 113,290            16.86
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

b.    Security Ownership of Management

      The following table sets forth as of September 16, 1997 certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                              Common Stock
                                           Common Stock                       of Bluepoints
                               --------------------------------------------------------------------
                                     Amount            Percent           Amount          Percent
        Name of Officer           Beneficially            of          Beneficially         of
          or Director               Owned (1)           Class            Owned            Class
---------------------------------------------------------------------------------------------------
Irving S. Bobrow                          200              .03%
Robert Nimkoff                          4,335 (2)          .65
Lou Nimkoff                             6,110 (2)          .91
Norman A. Halper                          400              .06
Jonathan P. Rosen                     227,726            33.89             500 (3)        4.95%
Miriam N. Rosen                         7,677             1.13             500 (3)        4.95
William M. Silverman                      200 (4)          .03                 (4)
Jane G. Weiman                        113,290            16.86             500            4.95
All officers and directors
   as a group (8 persons)             359,938            53.56           1,500           14.85

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

      Bluepoints holds a second mortgage loan on the industrial center owned by the Company in East Newark, New Jersey. From July 1996 through September 1997, the Company made payments of $149,850 with respect to such loan, $26,104 of which was applied to the payment of interest and $123,746 to amortization of principal. As of September 1, 1997, the outstanding principal balance of the loan was $105,396. The loan bears interest at the rate of 8% per annum, provides for monthly payments of $9,990 and is self-liquidating over a period which expires in July 1998.

      The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $8,400 per month as of June 30, 1997, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

      The Estate of A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian corporations engaged in shrimp farming operations. In the current fiscal year from July through December all of Mondragon shrimp production, approximately $1,010,000, was sold to Bluepoints. The Estate of A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12-1/2% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. The note is a demand note and bears interest at 1% above the prime rate in effect at European American Bank. From July 1, 1996 through August 21, 1997, the Estate of A.A. Rosen received $60,000 in interest on the $640,000 note. The Company has advanced money on behalf of the Estate of A.A. Rosen to Mondragon; the balance owed at June 30, 1997 is $20,000. The amount advanced is payable upon demand by the Estate of A.A. Rosen and bears interest at 1% above the prime rate in effect at European American Bank. The Estate of A.A. Rosen has paid $50,000 in interest during the year.

b.    Certain Business Relationships

      The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 1997, 1996 and 1995, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $242,000, $264,000 and $312,000, respectively. The Company received fees of $75,000 in fiscal 1997, 1996 and 1995, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 1997, approximately $144,000 was payable to Rosen Group Properties.

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

c.    Indebtedness of Management

      The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 1997, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1988 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at European American Bank and are due August 1998. Since July 1, 1996, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

      In addition, as of August 31, 1997, Mondragon was indebted to Bluepoints for $4,126,928 of loans made by Bluepoints to Mondragon on various dates between August 28, 1991 and June 11, 1997 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at European American Bank and have no fixed maturity. Since July 1, 1996, the largest aggregate amount of outstanding indebtedness from Mondragon to Bluepoints was $4,126,928. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness.

      Since July 1, 1996, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $1,170,000, which was the balance at June 30, 1997. Such loans bear no interest and have no fixed maturity. Since July 1, 1996, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $493,000. Said indebtedness has no fixed maturity and is noninterest bearing.

      As of August 31, 1997, Bluepoints was indebted to the Company for $26,751,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 31, 1997. Such loans bear interest at the rate of 1% over the prime rate in effect at European American Bank and are due on demand. Since July 1, 1996, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $26,751,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

      The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 1997, the amount of the guarantee was $3,130,196.

d.    Not applicable.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
              AND REPORTS ON FORM 8-K
                                                                            Page
a. 1. Financial Statements

      The following financial statements of The First Republic Corporation of America and Subsidiaries are included in Part II, Item 8:

         Reports of Independent Auditors......................................16
         Consolidated Balance Sheets--June 30, 1997 and 1996
         Consolidated Statements of Operations--Years Ended
           June 30, 1997, 1996 and 1995
         Consolidated Statements of Retained Earnings--Years Ended
           June 30, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows--Years Ended
           June 30, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts.......................56
         Schedule III--Real Estate and Accumulated Depreciation...............57
         Schedule IV--Mortgage Loans on Real Estate...........................60

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

   21. Subsidiaries of the Company............................................62

   27. Financial Data Schedule................................................63

           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


--------------------------------------------------------------------------------------------------------------------------------
                    Col. A               Col. B                      Col. C                       Col. D            Col. E

--------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                      ---------------------------------------
                                       Balance at        Charged to           Charged to                          Balance at
                                      Beginning of        Costs and         Other Accounts--     Deductions--         End of
                  Description            Period           Expenses             Describe          Describe           Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1997:
   Allowance for doubtful accounts     $   210,345     $    30,065                             $                 $   240,410
                                    =====================================                    ===================================

Year ended June 30, 1996:
   Allowance for doubtful accounts     $   253,679     $    35,534                             $    78,868 (a)   $   210,345
                                    =====================================                    ===================================

Year ended June 30, 1995:
   Allowance for doubtful accounts     $   153,180     $   100,499                             $         -       $   253,679
                                    =====================================                    ===================================

(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 1997

    Column A        Column B             Column C                 Column D                       Column E
-------------------------------------------------------------------------------------------------------------------------
                                     Initial Cost to            Cost Capitalized            Gross Amount at Which
                                         Company                  Subsequent to         Carried at Close of Period (a)
                                   ------------------------       Acquisition         ---------------------------------
                                                Buildings     --------------------               Buildings
                                               and Related                Carrying              and Related
   Description      Encumbrances      Land        Assets      Additions     Costs       Land      Assets       Total
-------------------------------------------------------------------------------------------------------------------------
250 W. 39th
   Street                          $  437,559   $1,155,129    $(639,223)              $437,559    $515,906   $   953,465
   Building,
   New York, New
   York--
   Eighteen story
     office
     building

Waltham
   Engineering
   Center,
   Waltham,
   Massachusetts--
   Seventeen
     multi-story                      188,573    2,163,945     143,825                 188,573  2,307,770      2,496,343
     industrial
     buildings

Four Points Hotel--
   Syracuse,
   Liverpool, New                                1,651,923   4,588,388                          6,240,311      6,240,311
   York--Hotel
   operations

Video Film
   Center,
   New York, New
   York--
   Ten story         $ 6,160,407      625,000    3,439,061     971,396                 625,000  4,410,457      5,035,457
     office
     building

East Newark, New
   Jersey--
   Thirty
     multi-story       7,477,810(b)   605,089    4,068,693  (2,407,508)                605,089  1,661,635      2,266,724
     industrial
     buildings

Greensboro Plaza,
   Greensboro,
   North Carolina--    3,917,273      379,947    1,696,953    (676,652)                379,947  2,373,605      2,753,552
   Shopping center

Greensboro South,
   Greensboro,
   North Carolina--    2,628,988      419,739    1,350,376  (1,262,422)                706,906  2,325,631      3,032,537
   Shopping center

Nyanza Building,
   Woonsocket,
   Rhode Island--                      60,000    1,288,139  (1,110,650)                 60,000    177,489        237,489
   Four story
   industrial
   building


    Column A          Column F       Column G     Column H      Column I
-----------------------------------------------------------------------------
                                                              Life on Which
                                                             Depreciation in
                                                              Latest Income
                     Accumulated     Date of        Date       Statements
   Description       Depreciation   Construction   Acquired    is Computed
-----------------------------------------------------------------------------

250 W. 39th
   Street              $    94,443                 5/19/67     5-15 years
   Building,
   New York, New
   York--
   Eighteen story
     office
     building

Waltham
   Engineering
   Center,
   Waltham,
   Massachusetts--
   Seventeen
     multi-story           538,549                 7/01/62     10-20 years
     industrial
     buildings

Four Points Hotel--
   Syracuse,
   Liverpool, New        4,848,040                 3/17/69     5-15 years
   York--Hotel
   operations

Video Film
   Center,
   New York, New
   York--
   Ten story             3,108,533                 10/04/68   33-1/3 years
     office
     building

East Newark, New
   Jersey--
   Thirty
     multi-story           297,321                 3/11/63    21-1/3 years
     industrial
     buildings

Greensboro Plaza,
   Greensboro,
   North Carolina--      1,830,031                 12/01/74   21-1/3 years
   Shopping center

Greensboro South,
   Greensboro,
   North Carolina--      1,555,647                 12/01/74   21-1/3 years
   Shopping center

Nyanza Building,
   Woonsocket,
   Rhode Island--           54,840                 11/01/68   10-20 years
   Four story
   industrial
   building

           The First Republic Corporation of America and Subsidiaries

                            Year ended June 30, 1997

    Column A                Column B             Column C                 Column D                          Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                              Initial Cost to          Cost Capitalized               Gross Amount at Which
                                                  Company                Subsequent to            Carried at Close of Period (a)
                                          ------------------------       Acquisition           ----------------------------------
                                                       Buildings     --------------------                  Buildings
                                                      and Related                Carrying                 and Related
   Description             Encumbrances      Land        Assets      Additions     Costs          Land      Assets         Total
-----------------------------------------------------------------------------------------------------------------------------------

Richmond Shopping
   Center,
   Richmond, Virginia--                    $ 293,814  $  758,886     $  217,955               $  360,507  $   910,148   $ 1,270,655
   Shopping center

First Republic Office
   Park,
   Liverpool, New York--  $   900,000 (c)    351,600   4,124,526      1,190,599                  351,600    5,315,125     5,666,725
   Two, two-story
   office buildings

Virginia Beach Shopping
   Center,
   Virginia Beach,          2,577,540        250,241     772,113        248,199                  397,338      873,215     1,270,553
   Virginia--
   Shopping center

The First Republic
   Building Corp.,
   Liverpool, New York--                     413,779   5,681,562                                 413,779    5,681,562     6,095,341
   Motor hotel (c)

Jefferson National Bank
   Building--Miami,
   Florida--                2,625,000      2,044,409   5,643,015                               2,044,409    5,643,015     7,687,424
   Six story office
   building

Brookhaven Shopping
   Center,
   Brookhaven,              1,543,181        521,798   3,632,019       (656,336)                 149,456    3,348,025     3,497,481
   Pennsylvania--
   Shopping Center

Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building &                                195,213     377,317        615,742                  236,713      951,559     1,188,272
   new construction at
   222 Merrimac St.

Melbourne, Florida,
   Vacant land                             1,439,714                      3,150                1,442,864                  1,442,864
                        ---------------------------------------------------------            --------------------------------------
Totals                    $27,830,199(d)  $8,226,475  $37,803,657    $5,104,611               $8,399,740  $42,735,453   $51,135,193
                        =========================================================            ======================================

    Column A               Column F       Column G     Column H      Column I
--------------------------------------------------------------------------------

                                                                  Life on Which
                                                                Depreciation in
                                                                  Latest Income
                          Accumulated     Date of        Date       Statements
   Description            Depreciation   Construction   Acquired    is Computed
--------------------------------------------------------------------------------
Richmond Shopping
   Center,
   Richmond, Virginia--   $  574,946                   3/15/76    25 years
   Shopping center

First Republic Office
   Park,
   Liverpool, New York--    1,301,330                  10/01/85   5-40 years
   Two, two-story
   office buildings

Virginia Beach Shopping
   Center,
   Virginia Beach,            632,349                   3/30/76   25-31.5 years
   Virginia--
   Shopping center

The First Republic
   Building Corp.,
   Liverpool, New York--    5,648,327                   9/21/62   10-25 years
   Motor hotel (c)

Jefferson National Bank
   Building--Miami,
   Florida--                1,642,142                   4/27/88   31-1/2 years
   Six story office
   building

Brookhaven Shopping
   Center,
   Brookhaven,              2,207,424                  12/16/76   5-33 years
   Pennsylvania--
   Shopping Center

Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building &                 219,800                  10/25/87   10-25 years
   new construction at
   222 Merrimac St.

Melbourne, Florida,
   Vacant land
                        --------------
Totals                    $24,553,722
                        ==============

(a) Cost for Federal income tax purposes approximates amounts reflected in Column E.
(b) A mortgage is held by the bank who provides a line of credit to the Company. (See Note 5 to the consolidated financial statements.)
(c) Assets of the First Republic Building Corp. are also pledged as collateral for the Onondaga County Industrial Development Agency Bonds. (See Note 5 to the consolidated financial statements.)
(d) Excludes $836,000 of mortgages on real estate used in the textile operations.

           The First Republic Corporation of America and Subsidiaries

                                                                      Year ended June 30,
                                             -------------------------------------------------------------------------
                                                            1995                                1996
                                             -------------------------------------------------------------------------
                                             Real Estate Owned     Accumulated    Real Estate Owned     Accumulated
                                                                  Depreciation                         Depreciation
                                             -------------------------------------------------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of
   the year:
     Balance, beginning of year              $     48,476,664  $     21,969,591   $     50,250,400  $     22,675,090
     Additions                                      2,815,491         1,747,254            546,167         1,619,368
     Deductions:
       Write-offs of fully depreciated
       assets
                                                   (1,041,755)       (1,041,755)          (838,715)         (838,715)
                                             -------------------------------------------------------------------------
     Balance, end of year                    $     50,250,400  $     22,675,090   $     49,957,852  $     23,455,743
                                             =========================================================================

                                                     Year ended June 30,
                                             -----------------------------------
                                                            1997
                                             -----------------------------------
                                             Real Estate Owned     Accumulated
                                                                  Depreciation
                                             -----------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of
   the year:
     Balance, beginning of year              $     49,957,852  $     23,455,743
     Additions                                      1,484,689         1,405,327
     Deductions:
       Write-offs of fully depreciated
       assets
                                                     (307,348)         (307,348)
                                             -----------------------------------
     Balance, end of year                    $     51,135,193  $     24,553,722
                                             ===================================

Note:  Includes assets used in the real estate and hotel operations.

           The First Republic Corporation of America and Subsidiaries

                   Schedule IV -Mortgage Loans on Real Estate

----------------------------------------------------------------------------------------------------------------------------------
         Col. A            Col. B            Col. C               Col. D          Col. E         Col. F            Col. G
----------------------------------------------------------------------------------------------------------------------------------

                                          Final Maturity      Periodic Payment               Face Amount of   Carrying Amount of
        Description      Interest Rate         Date                 Terms       Prior Liens    Mortgages        Mortgages (b)
----------------------------------------------------------------------------------------------------------------------------------
Two first liens on
condominiums - Orlando,                 December 1, 1998 to
Florida                   8.0% - 8.4%       June 1, 1999          1,000(a)           None    $      109,607    $      109,670

-----------------------------------------------------
         Col. A                       Col. H
-----------------------------------------------------
                           Principal Amount of Loans
                              Subject to Delinquent
        Description           Principal or Interest
-----------------------------------------------------
Two first liens on
condominiums - Orlando,
Florida                              None

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

                                                     Date ____________________

/s/      Harry Bergman
---------------------------------------------
         Harry Bergman, Director


/s/      Irving S. Bobrow
---------------------------------------------
         Irving S. Bobrow, Director


/s/      Norman A. Halper
---------------------------------------------
         Norman A. Halper, Director


/s/      Robert Nimkoff
---------------------------------------------
         Robert Nimkoff, Director


/s/      Miriam N. Rosen
---------------------------------------------
         Miriam N. Rosen, Director


/s/      Jonathan P. Rosen
---------------------------------------------
         Jonathan P. Rosen, Director

                            LANGOMORRO, LANGOSTINERA
                               EL MORRO CIA. LTDA.
                            AND AFFILIATED COMPANIES


                                            ====================================
                                            Audit Report of the Consolidated and
                                                   Combined Financial Statements
                                                       On June 30, 1997 and 1996

[BDO Stern Letterhead]

Independent Auditor's Report

To the Board of Directors
Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies New York, U.S.A.

We have audited the consolidated and combined balance sheet of Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies as of June 30, 1997 and 1996 and the related consolidated and combined statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langomorro, Langostinera El Morro, Cia. Ltda. and Affiliated companies to June 30, 1997, and 1996, and the results of their operations and their cash flows for the each of the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles prevailing in the United States of America.


/s/ BDO Stern

August 4, 1997
Guayaquil, Ecuador

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                                        Consolidated and Combined Balance Sheets
================================================================================

As of June 30,                                       1997              1996
--------------------------------------------------------------------------------

Assets
Current assets:

 Cash in banks                            US$       3,998   US$         984
 Accounts receivable (Note B)                     353,832            43,769
 Due from related parties (Note C)              2,690,604         1,553,757
 Inventories (Note D)                           1,230,474           936,115
 Prepaid expenses                                  13,359            23,489
 Temporary investments                              1,381             1,730
--------------------------------------------------------------------------------

Total current assets                            4,293,648         2,559,844

Property, machinery and equipment (Note E)      8,868,506         8,055,866
Permanent investments (Note F)                      3,066             3,066
Other assets (Note G)                             538,955           754,538
--------------------------------------------------------------------------------

                                          US$  13,704,175   US$  11,373,314
--------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:

 Bank loans payable (Note H)              US$   2,679,920   US$   2,241,404
 Notes and accounts payable (Note I)              554,465           530,748
 Due to related parties (Note J)                4,893,458         3,746,649
 Interest payable                                 500,974           316,258
 Accrued expenses                                   9,144            10,932
--------------------------------------------------------------------------------

Total current liabilities                       8,633,961         6,845,991

Long term debt (Note K)                           307,355           307,355

Stockholders' equity:

 Common stock, S/. 10,000 and S/. 5,000
  par value per share, 1,000 and
  S/. 73.118 shares authorized, issued,
  and outstanding (Note L)                      1,041,546         1,041,546
 Additional paid-in capital (Note M)           11,550,709         9,543,967
 Accumulated deficit (Note N)                  (7,829,396)       (6,365,545)
--------------------------------------------------------------------------------

Total stockholders' equity                      4,762,859         4,219,968
--------------------------------------------------------------------------------

                                          US$  13,704,175   US$  11,373,314
================================================================================

                     See notes to consolidated and combined financial statements

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                  Consolidated and Combined Statements of Operations and Deficit
================================================================================

For the years ended June 30,              1997             1996            1995
--------------------------------------------------------------------------------

Income:

 Net sales (Note P)              US$ 2,734,905    US$ 1,594,053   US$   775,404
 Other income                           46,247           49,408          18,150
 Gain in translation                     8,789           77,114
--------------------------------------------------------------------------------

                                     2,789,941        1,720,575         793,554

Cost and operating expenses:

 Cost of products sold               2,674,544        2,001,964         800,488
 Administrative expenses               279,085          355,599         311,667
 Loss on translation                                                     93,410
 Amortization of facilities costs      215,583          215,581         107,791
 Interest expenses                   1,066,251        1,211,873         950,308
 Other expenses                         18,329            5,438          16,786
--------------------------------------------------------------------------------

                                     4,253,792        3,790,455       2,280,450
--------------------------------------------------------------------------------
 Net loss                           (1,463,851)      (2,069,880)     (1,486,896)

 Prior year deficit as of June 30,  (6,365,545)      (4,295,665)     (2,808,769)
--------------------------------------------------------------------------------

Accumulated deficit to June
 30, (Note N)                    US$(7,829,396)   US$(6,365,545)  US$(4,295,665)
================================================================================

                    See notes to consolidated and combined financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                                        Statements of Cash Flows - Direct Method
================================================================================

For the years ended June 30,                    1997           1996        1995
--------------------------------------------------------------------------------

Cash flows from operating activities:

 Cash paid to suppliers and employees   US$ (928,248) US$(1,865,211)   (201,642)
 Financial expenses                         (783,365)      (926,899)   (293,508)
 Other income                                 29,793         45,115       2,639
--------------------------------------------------------------------------------

 Net cash used in operating activities    (1,681,820)    (2,746,995)   (492,511)
--------------------------------------------------------------------------------

Cash flows from investing activities:

 Additions and purchase of property         (946,494)      (939,607) (4,018,932)
 Decrease to facilities cost                                             13,113
--------------------------------------------------------------------------------

 Net cash used in investing activities      (946,494)      (939,607) (4,005,819)
--------------------------------------------------------------------------------

Cash flows from financing activities:

 Net borrowing under line-of-credit
  agreements-net payments                    673,256        587,434     943,169
 Additional paid-in capital                2,006,742      3,116,871   3,547,738
--------------------------------------------------------------------------------

 Net cash provided by financing
  activities                               2,679,998      3,704,305   4,490,907
--------------------------------------------------------------------------------

Effect due to variation in cash
  exchange rate                              (48,670)       (18,876)    (18,888)
--------------------------------------------------------------------------------

Net increase (decrease) in cash                3,014         (1,173)    (26,311)

Cash at beginning of the period                  984          2,157      28,468
--------------------------------------------------------------------------------

Cash at end of the period               US$    3,998  US$       984  US$  2,157
================================================================================

                     See notes to consolidated and combined financial statements

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
             Reconciliation of Net Loss to Net Cash Used in Operating Activities
================================================================================

For the years ended June 30,                 1997           1996           1995
--------------------------------------------------------------------------------

Net loss                            US$(1,463,851) US$(2,069,880) US$(1,486,896)

Adjustments to reconcile net loss
to net cash used in operating
activities:

 Depreciation                             133,854        140,377         82,368
 Amortization of facilities costs         215,583        215,581        107,791
 (Gain) loss in translation                (8,789)       (77,114)        93,410

Changes in operating assets
 and liabilities:

 Increase in accounts receivable
  and related parties                  (1,751,704)      (595,993)       (20,487)
 Increase in inventories                 (292,205)      (449,554)      (157,059)
 (Decrease) increase in prepaid
  expenses                                  5,643        (12,004)        (7,958)
 Increase in accrued expenses             247,005        300,323        176,932
 Increase in accounts payable
  and due to related parties            1,232,644       (198,731)       719,388
--------------------------------------------------------------------------------

Net cash used in operating
 activities                         US$(1,681,820) US$(2,746,995)   US$(492,511)
================================================================================

                     See notes to consolidated and combined financial statements

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
                                      For the years ended June 30. 1997 and 1996
================================================================================

A.  Summary of significant
    accounting practices:

Business description         Langomorro, Langostinera El Morro Cia. Ltda. was
                             founded on November 11, 1981 in Guayaquil, Ecuador, for the purpose of carrying out fishing activities.
                             The Company purchased 99.98% of the capital stock of Camazul Cia. Ltda. and both maintain production relationships with Isca, Isla Camaronera C.A. The affiliated companies' activities, taken as a whole
                             (the Company), are the nursery and grow-out, harvest and export of shrimp.

                             On May 23, 1991, 38% of the total shares issued by Langomorro and Camazul was acquired by Marchelot S.A., a wholly-owned Subsidiary of Bluepoints of Bermuda.

Operations                   Since the beginning of operations in 1981 and until
                             June 30, 1997, the Company has had recurring losses totaling US$7,829,396. The origins of these recurrent losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 542 hectares of land available in the ponds and grow-out pools.

Principles of
consolidation and
combination                  The consolidated and combined financial statements
                             include the accounts of Camazul Cia. Ltda., and Isca, Isla Camaronera C.A. in conformity with accounting principles generally accepted in the United States of America (USA-GAAP). Investments and all transactions and balances between consolidated parties have been eliminated.

Accounting
principles                   The Company maintains its accounting records in
                             Sucres (S/.). Financial statements are translated using the U.S. Dollar as the functional currency, in accordance with generally accepted accounting principles prevailing in the United States of America.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
                                      For the years ended June 30. 1997 and 1996
================================================================================

Inventories                  Finished goods and products in process (shrimp) are
                             stated at the lower of cost or market, and include the value of larvae purchases plus transport, feed, fertilizer, fringe benefits, and depreciation.

Permanent
investments                  Are stated at cost, adjusted for the equity method.

Property, machinery
and equipment                Are recorded at cost. Expenditures for maintenance
                             and repairs are charged to expense as incurred, whereas major improvements are capitalized. The depreciation was calculated using the straight-line method, based on the following estimated useful lives of the related assets: 40 years for pools and structures, machinery and equipment, 20 years for boats, 10 years for furniture, laboratory equipment, various; and 5 years for vehicles.

Changes in the
purchasing power
of the local currency        The Sucre financial statements have been prepared
                             using the traditional historical cost basis, in accordance with generally accepted accounting principles and, accordingly, do not attempt to reflect changes in the purchasing power of the Sucre.

                             The loss in the purchasing power of the Sucre may have a significant effect on the comparability of the financial statements of different periods and the results of any period.

                             The purchasing power of the local currency measured by the Consumer Price Index, calculated by the National Institute of Statistics and Census, is as follows:

                                    Year ended            Annual
                                    December 31          inflation
                             ---------------------------------------------------

                                     1993                   31%
                                     1994                   25%
                                     1995                   23%
                                     1996                   26%
                                     1997 June 30,          31%

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

Translation of foreign
currency and exchange
rates The financial position, the results of operations and the cash flows of the Company are expressed in Ecuadorian Sucres and translated into U.S. Dollars as follows:

                             o Current assets and current liabilities are translated at the free market exchange rate in effect at the close of the period, except for: inventories and prepaid expenses, which are translated at the exchange rates in effect when acquired or originally recorded.

                             o Property, machinery and equipment (and their related accumulated depreciation), investments, other assets (genetic project and red fish), and stockholders' equity accounts, are translated at the exchange rates in effect when acquired or originally recorded.

                             o Revenue and expense accounts are translated at the average monthly free exchange rate in effect during the period, except for depreciation of fixed assets referred to above.

                             The translation into U.S. Dollars should not be assumed as representation that Sucres have been, could have been, or could in the future be converted into U.S. Dollars at these or any other exchange rates.

B.   Accounts receivable

                                                   June 30,
       -------------------------------------------------------------------------
                                             1997              1996
       -------------------------------------------------------------------------

       Clients              (1)   US$     275,723   US$
       Suppliers from abroad               26,638            26,638
       Employees                            3,362             2,278
       Others                              48,109            14,853
       -------------------------------------------------------------------------

                                  US$     353,832   US$      43,769
       =========================================================================

                              (1) Corresponds to No. 11 shrimp delivery not
                                  liquidated by Emporsa, Isca, Camazul with Promariscos.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

C. Due from related parties

                                                             June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Larfico, Larvas del Pacifico S.A.      US$   2,263,104   US$   1,371,603
      Comercial Inmobiliaria
       Golconsa S.A.                                  10,613            44,926
      Comercorp                                      341,299            60,660
      Neneta S.A.                                     36,629            38,749
      Bunsen                                          24,388            15,261
      Inmobiliaria Ma. Luciana                                           9,334
      Ing. Carlos Pirez                               14,571            13,172
      Others companies, individually
       immaterial                                                           52
      --------------------------------------------------------------------------

                                             US$   2,690,604   US$   1,553,757
      ==========================================================================

                             The accounts with related parties correspond to monies given as loans by current accounts maintained with the Company, non-interest bearing and without fixed maturity.

D. Inventories

                                                              June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Products in process                    US$   1,174,760   US$     694,364
      Finished goods                                                   196,449
      Materials and supplies                          55,714            45,302
      --------------------------------------------------------------------------

                                             US$   1,230,474   US$     936,115
      ==========================================================================

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

E. Property, machinery
   and equipment

                                                               June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      At acquisition cost:

      Vehicles                               US$     223,151   US$     191,418
      Fishing boats                                  256,431           251,964
      Machinery and equipment                        701,020           743,818
      Construction in progress                        81,059            40,183
      Furniture and office equipment                  66,475            67,482
      Various                                         77,921            44,526
      Installations                                    6,511             6,511
      Land                                             4,184             4,184
      Pools and reservoirs                         1,485,807         1,485,807
      Recirculation of water                 (1)   6,821,030         5,975,657
      Sluices for channels                           188,863           187,329
      Tools and fishing tackle                         3,232             2,586
      Pumping station                                503,381           495,099
      Laboratory equipment                             6,775            10,076
      Housing for personnel                           78,896            59,901
      Other properties                                20,643            20,502
      Wall repairs                                    59,333            51,175
      Wharf                                            1,760             1,760
      Offices in Guayaquil                            76,840            76,840
      --------------------------------------------------------------------------

                                                  10,663,312         9,716,818

      Less accumulated depreciation                1,794,806         1,660,952
      --------------------------------------------------------------------------

                                             US$   8,868,506   US$   8,055,866
      ==========================================================================

                             (1) This accounts was incorporated in June 1996 and started its depreciation on July 1996.

F.   Permanent investments

                                                          June 30,
--------------------------------------------------------------------------------
                             Percentage of
                              stock owned               1997            1996
--------------------------------------------------------------------------------

     Larvas del Pacifico S.A.    0,06         US$        307   US$      307
     Isca, Isla Camaronera C.A.  0,06                  2,759          2,759
--------------------------------------------------------------------------------

                                              US$      3,066   US$    3,066
================================================================================

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

G. Other assets

                                                               June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Langomorro and Camazul:
       Facilities costs                      US$     721,471   US$     721,471

      Isca:
       Facilities costs                              356,439           356,439
      --------------------------------------------------------------------------

       Total                                       1,077,910         1,077,910
       Amortization                                (538,955)         (323,372)
      --------------------------------------------------------------------------

                                             US$     538,955   US$     754,538
      ==========================================================================

                             This account is amortized in five years, starting on January 1995.

H. Bank loans payable

                                                               June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Pacific Bank:
      Obligation in dollars due in July,
       and August 1997 with interest, 13%    US$     660,000   US$     778,500
      Advances on future export-loans at the
       free market exchange rate                     334,000           204,700

      Lloyds Bank:

      Obligation in dollars due in July,
       1997 with interest, 14%                       150,000           817,610
      Obligation in Sucres, due in July, 1997
       with interest at 35%                          527,373
      --------------------------------------------------------------------------

                                                   1,671,373         1,800,810
      Bank overdraft                               1,004,547           440,594
      --------------------------------------------------------------------------

                                             US$   2,679,920   US$   2,241,404
      ==========================================================================

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

                             The obligations are guaranteed with the personal signature of the Company President.

                             On July 17, 1992 an open mortgage was subscribed, covering Larfico's land, buildings and construction, laboratory equipment and machinery, for the amount of US$ 1.8 million with Banco del Pacifico of Ecuador and/or Panama. This open mortgage will cover the current and future obligations of Emporsa S.A., Larfico S.A., Langomorro Cia. Ltda., Isca C.A. and Camazul Cia. Ltda..

I. Notes and accounts payable

                                                                  June 30,
--------------------------------------------------------------------------------
                                                           1997            1996
--------------------------------------------------------------------------------

Suppliers:

 Promariscos, Proveedores de Mariscos S.A.    (1)  US$   87,109   US$

 Expalsa, Exportadora de Alimentos S.A.       (2)            34          18,965
 Statecourt Enterprises                       (3)       405,000         405,000
--------------------------------------------------------------------------------

                                                        492,143         423,965

Tax returns                                              16,276          70,025
Others                                                   46,046          36,758
--------------------------------------------------------------------------------

                                                   US$  554,465   US$   530,748
================================================================================

                             (1) Starting January 1997 the Company changed the shrimp commercialization. It no longer exports but sells locally to Empacadora Promariscos and the reflected balance corresponds to an advance received, that will be settled against shrimp delivery.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

                             (2) Expalsa, corresponds to co-packing services (packing and packaging in the export of shrimp of US$ 0,34 per pound exported) made until December 31, 1996.

                             (3) The accounts with related parties correspond to loans by current accounts maintained with the Company, non-interest bearing and without fixed maturity.

J. Due to related parties

                                                            June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Emporsa                                US$   1,052,193   US$     605,315
      Camarecsa                                       56,255            81,010
      Marchelot                                       76,390           106,038
      Bluepoints                                   3,700,388         2,950,308
      Others                                           8,232             3,978
      --------------------------------------------------------------------------

                                             US$   4,893,458   US$   3,746,649
      ==========================================================================

                              The accounts with related companies correspond to monies received as loans by current accounts maintained with these companies, non-interest bearing and without fixed maturity.

                              As of June 30, 1997 and 1996, Bluepoints includes US$ 1,017,596 and US$ 265.385 advances on future export-loans respectively and US$ 1,577,000 for obligations due in December 1990, generating a prime interest rate of 9,25% per year with a 3 years maturity; recorded at the free market rate of exchange.

K. Long-term debt

                                                            June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Marchelot                              US$     307,355   US$     307,355
      --------------------------------------------------------------------------

                                             US$     307,355   US$     307,355
      ==========================================================================

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

L. Common stock

                                                             June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Langomorro, Langostinera
       El Morro Cia. Ltda.                   US$     171,573   US$     171,573
      Isca, Isla Camaronera C.A.                     869,973           869,973
      --------------------------------------------------------------------------

                                             US$   1,041,546   US$   1,041,546
      ==========================================================================

M. Additional paid-in capital

                                                             June 30,
      --------------------------------------------------------------------------
                                                        1997              1996
      --------------------------------------------------------------------------

      Balance June 30                        US$   9,543,967   US$   6,427,096
      Additions from July 1, 1996 to
       June 30, 1997,                              2,006,742         3,116,871
      --------------------------------------------------------------------------

                                             US$  11,550,709   US$   9,543,967
      ==========================================================================

N. Accumulated deficit       As of June 30, 1997 and 1996 the Company maintains
                             an accumulated deficit of US$ 7,829,396 and US$
                             6,365,545 respectively, the current liabilities exceeded total current assets by US$ 4,340,313 in 1997 and US$ 4,286,147 in 1996. The origins of these recurrent losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 716 hectares of land available, of which 542 correspond to ponds and grow-out pools, another 71 are used as service areas and 103 hectares are unused.

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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

                             According to article 211 of the Ecuadorian
                             Companies' Law, when losses reach 50% or more of the capital stock and reserves of each individual Company (Langomorro, Isca, Camazul), they must be placed into liquidation if the stockholders do not increase capital by means of fresh capital additions, capitalizing or compensating credits, and/or capitalizing fixed assets' reevaluations surplus. The Management of the Company estimates the causes for liquidation will be solved and overcome, and both the Company and the companies will continue to operate normally.

                             The current Internal Tax Law permits compensating the operational losses against the results of operations of each individual company during the following five years, not exceeding 25% of the earnings generated in each of these years.

0. Exchange rates            The free market exchange rate in effect on June 30,
                             1997 and 1996 was S/.3.982 to US$ 1.00 (S/. 4,057
                             to US$ 1.00 on August 4, 1997) and S/.3.180 to
                             US$1.00 (S/.3.118 to US$1.00 on August 1, 1996
                             respectively).

P. Sales The volumes of shrimp sold by the individual companies were as follows:

                                    Volume              Year ended June 30
--------------------------------------------------------------------------------
Company                         1997         1996            1997           1996
--------------------------------------------------------------------------------

Langomorro, Langostinera
 El Morro Cia. Ltda. &
Camazul Cia. Ltda.           568,957      199,557  US$  1,775,719  US$ 1,056,255
Isca, Isla Camaronera C.A.   322,602      110,428         959,186        537,798
--------------------------------------------------------------------------------

Total                        891,559      309,985  US$  2,734,905  US$ 1,594,053
================================================================================

                             In 1997 and 1996 the 568,957 and 199,557 pounds of
                             shrimp sold by Langomorro Cia. Ltda. were produced utilizing 393 hectares, resulting in a productivity of 1.448 and 508 pounds per hectare respectively in these years. The 322,602 and 110,428 pounds of shrimp sold by Isca C.A. were produced utilizing 149 hectares, resulting in a productivity of 2,165 and 741 pounds per hectare respectively in them years.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies
                         Notes to Consolidated and Combined Financial Statements
================================================================================

Q. Related companies'
   transactions              The Company has bought US$ 613,009 of shrimp larvae
                             from Larfico, Larvas del Pacifico S.A. during the year ended June 30, 1997.

                             The Company has paid Romozzi for technical services, generating expenses of US$ 42,985 to June 30, 1997.

R. Income tax return         The income tax returns of the Companies have been
                             reviewed up to different periods, without important observations from the tax authorities, as shown below:

            Companies                                Period Reviewed
            --------------------------------------------------------------------
            Langostinera del Morro (Langomorro)           1994
            Isla, Camaronera (Isca)                       1994
            Camazul                                       1994

S. Subsequent events
                             o Between June 30, 1997 and August 4, 1997, date of issue of this report, no subsequent events have accrued that, in the opinion of the Company's management, could have an important effect on these financial statements.

                             o Long term liabilities were reclassified to short term in the financial statements of June 30, 1996, in order to make them comparable with those of 1997.

--------------------------------------------------------------------------------