Form 10-Q
period 1997-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1997-12-05
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997               Commission File Number 0-1437
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:

                                            Yes |X|    No |_|

As of December 1, 1997, there were 672,024 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,      June 30,
                                                1997             1997
                                            -------------   ------------
                                             (UNAUDITED)      (SEE NOTE
                                                                BELOW)

Assets
------
Current Assets
 Cash and Cash Equivalents                  $ 1,600,824     $ 1,932,075
 Accounts Receivable                          4,541,082       4,904,189
 Inventories (Note 2)                         4,229,729       3,501,650
 Other Current Assets                         1,754,313       1,785,693
                                            -----------     -----------

  Total Current Assets                       12,125,948      12,123,607
                                            -----------     -----------

Property, Plant and Equipment                77,559,836      78,245,538
   Less: Accumulated Depreciation            36,277,446      36,977,764
                                            -----------     -----------
    Net Properties                           41,282,390      41,267,774
                                            -----------     -----------

Other Assets                                 29,782,203      27,944,512
                                            -----------     -----------

TOTAL ASSETS                                $83,190,541     $81,335,893
                                            ===========     ===========

Liabilities & Stockholders' Equity
----------------------------------

Current Liabilities                         $11,403,659     $ 9,951,962
                                            -----------     -----------

Long Term Debt                               26,280,382      26,297,499
                                            -----------     -----------

Other Liabilities and Deferred Credits        3,403,557       3,477,337
                                            -----------     -----------

Stockholders' Equity:
 Common Stock                                 1,175,261       1,175,261
 Other Stockholders' Equity                  40,927,682      40,433,834
                                            -----------     -----------
  Total Stockholders' Equity                 42,102,943      41,609,095
                                            -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $83,190,541     $81,335,893
                                            ===========     ===========

NOTE: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended
                                                           September 30,
                                                         1997         1996
                                                         ----         ----

Revenues
 Net Sales-Products                                 $ 6,769,072   $ 4,965,357
 Real Estate and Hotel Operations                   $ 5,907,255     5,538,275
 Other (including equity in net
  loss of affiliated entities)                           42,898        84,114
                                                    -----------   -----------

   Total Revenues                                    12,719,225    10,587,746
                                                    -----------   -----------

Expenses
 Cost of Sales                                        5,742,471     4,530,919
 Operating-real estate and hotel                      2,360,144     2,753,175
 Selling, general & administrative                    1,695,349     1,342,462
 Depreciation and amortization                          954,065       851,304
 Real estate taxes                                      639,244       665,184
 Interest                                               800,932       824,680
                                                    -----------   -----------

   Total Expenses                                    12,195,205    10,967,724
                                                    -----------   -----------

 Income (Loss) before income
 taxes and minority interests                           524,020      (379,978)
 Income taxes - Note 3                                 (313,000)     (110,000)
 Minority interests                                     284,148       231,915
                                                    -----------   -----------

   Net Income                                       $   495,168   $  (258,063)
                                                    ===========   ===========

 Income per share:
  Net Income (Loss)                                 $       .74   $      (.38)
                                                    ===========   ===========

Average shares outstanding                              672,051       672,269


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                        1997          1996
                                                        ----          ----

OPERATING ACTIVITIES
 Net Income (Loss)                                 $   495,168   $  (258,063)
  Adjustments to Reconcile Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
   Depreciation and Amortization                       954,065       851,304
   Minority Interests' Share of Loss in
    Subsidiaries
 Changes in Operating Assets and Liabilities:        (284,148)     (231,915)
   Decrease in Accounts and Other Receivables          362,380       430,463
   (Increase) Decrease in Inventories                 (728,079)       35,834
   Decrease (Increase) in Other Assets                  31,380      (748,970)
   Increase (Decrease) in Accounts Payable             151,697      (277,722)
   (Decrease) Increase in Other Liabilities            (73,780)          885
                                                   -----------   -----------

    NET CASH PROVIDED (USED) BY OPERATIONS             908,683      (198,184)
                                                   -----------   -----------

INVESTING ACTIVITIES
 Purchase of Property Plant and Equipment             (968,681)   (1,144,499)
 Investment in and Advances to Affiliated
  Entities-Net                                      (1,553,543)     (394,156)
 Payments Received on Mortgages Receivable                 727        10,546
                                                   -----------   -----------

    NET CASH USED BY INVESTING ACTIVITIES           (2,521,497)   (1,528,109)
                                                   -----------   -----------

FINANCING ACTIVITIES
 Proceeds from Mortgages and Notes Payable to
  Banks                                              1,615,000     5,200,000
 Payments on Mortgages and Notes Payable to Banks     (332,117)   (3,247,938)
 Other Financing Activities                             (1,320)         --
                                                   -----------   -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES          1,281,563     1,952,062
                                                   -----------   -----------

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (331,251)      225,769
 Cash and Cash Equivalents at Beginning of Period    1,932,075     1,009,079
                                                   -----------   -----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 1,600,824   $ 1,234,848
                                                   ===========   ===========

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1997 and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented, have been made.

2. INVENTORIES

                               September 30,          June 30,
                                   1997                1997
                                   ----                ----

Work-in process and
 raw materials                  $1,884,951          $1,600,565
Finished goods                   2,344,778           1,901,085
                                ----------          ----------
                                $4,229,729          $3,501,650
                                ----------          ----------

3. INCOME TAXES

                                      Three Months Ended
                                          September 30,
                                      1997            1996
                                      ----            ----

Federal                             $ 50,000        $     --
State                                263,000         110,000
                                    --------        --------
                                    $313,000        $110,000
                                    --------        --------

4. EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board in February 1997 will have no impact on the earnings per share calculation of the Company.

5. SUBSEQUENT EVENT

On November 25,1997 the Company and its partners sold the two nursing homes owned by them in Jersey City and Rochelle Park, New Jersey and the Senior Citizen Residence/Adult Day Care Center adjacent to the Rochelle Park Facility. The net proceeds to the Company of approximately $5 million approximates the net carrying value of these assets at September 30, 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the three months ended September 30, 1997 decreased by approximately $1,449. Net cash provided by operating activities was approximately $909. Net cash provided by financing activities was approximately $1,282. Net cash of approximately $2,521 was used for investing activities.

The Company had a $10,000 term loan and a $2,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At September 30, 1997, $2,000 was outstanding under the line of credit. On October 21, 1997 the $2,000 was repaid. The term loan, which had an outstanding balance of $6,611 at September 30, 1997, required monthly principal payments of $56 and matured on October 21, 1997 when the remaining unpaid principal balance of $6,555 was paid. On October 21, 1997 the Company replaced its existing indebtedness and entered into a loan agreement with a new lender. The new agreement provides for a $9,000 term loan with an interest rate at the Company's option equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures in five years and the revolving line of credit matures in three years.

Results of Operations

      Three months ended September 30, 1997 and 1996

Income from operations before income taxes and minority interests increased $904. The components are as follows:


                                            (Decrease)
                       1997        1996      Increase
                       ----        ----      --------
Real Estate         $ 1,728       $ 935       $793
Hotel                   108         171        (63)
Seafood                (555)       (636)        81
Textiles                259          13        246
Corporate            (1,016)       (863)      (153)
                    -------       -----       ----
                       $524       $(380)      $904
                    -------       -----       ----

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

REAL ESTATE

      Revenues increased $401 due to increases in occupancy rates. Repairs and maintenance expenses decreased $402. There were no other significant variations in any expense category.

HOTEL

      Revenues decreased $32 over last year. Hotel earnings decreased $63 as a result of the lower revenues and slightly higher expenses.

SEAFOOD

      Revenues increased $663 in the current period as the Company now includes the sales of the Lambert scallop operation ($788) which was accounted for last year on the equity method. Losses are continuing in the seafood division due primarily to curtailed production at our clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $371 this year as compared to last years loss of $292 due to problems at our shrimp hatchery caused by unusually high rainfall due to the weather phenomenon known as "El Nino".

TEXTILES

      Hanora Spinning's earnings increased $70 to $293 for the quarter due to higher revenues. Hanora South and J & M Dyers recognized a combined profit of $4 compared to last years loss of $162 due to higher revenues at J & M. Whitlock Combing incurred a loss of $38 in the current period as compared to a loss of $43 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $1,140.

CORPORATE/OTHER

      Corporate expenses including the operations of the nursing homes and interest on the Company's term loan and revolving line of credit increased by $153. Last year there was $200 of sundry income due to the settlement of a lawsuit instituted by the Company.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

Exhibits: None

Reports: There were no reports on Form 8-K filed during the quarter ended September 30 1997.

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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                   Registrant

    Date: December 4, 1997                   /s/ Norman A. Halper
                                             ------------------------------
                                                 Norman A. Halper
                                                    President

    Date: December 4, 1997                   /s/ Harry Bergman
                                             ------------------------------
                                                 Harry Bergman
                                                   Treasurer