Form 10-Q
period 1997-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 1998-03-11
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997                Commission File Number 0-1437
--------------------------------------------------------------------------------

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

                                                  Yes |X|       No |_|


As of February 28, 1998, there were 671,192 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 31,     June 30,
                                                     1997           1997
                                                 ------------     ---------
                                                 (UNAUDITED)      (SEE NOTE
                                                                    BELOW)
Assets

Current Assets
   Cash and Cash Equivalents                     $ 2,511,378     $ 1,932,075
   Accounts Receivable                             4,397,441       4,904,189
   Inventories (Note 2)                            5,025,215       3,501,650
   Other Current Assets                            2,610,639       1,785,693
                                                 -----------     -----------

         Total Current Assets                     14,544,673      12,123,607
                                                 -----------     -----------

Property, Plant and Equipment                     79,552,051      78,245,538
        Less: Accumulated Depreciation            36,594,958      36,977,764
                                                 -----------     -----------
                      Net Properties              42,957,093      41,267,774
                                                 -----------     -----------

Other Assets                                      26,402,879      27,944,512
                                                 -----------     -----------

TOTAL ASSETS                                     $83,904,645     $81,335,893
                                                 ===========     ===========

Liabilities & Stockholders' Equity

Current Liabilities                              $ 9,460,919     $ 9,951,962
                                                 -----------     -----------
Long Term Debt                                    28,568,314      26,297,499
                                                 -----------     -----------
Other Liabilities and Deferred Credits             3,428,997       3,477,337
                                                 -----------     -----------

Stockholders' Equity:
   Common Stock                                    1,175,261       1,175,261
   Other Stockholders' Equity                     41,271,154      40,433,834
                                                 -----------     -----------
        Total Stockholders' Equity                42,446,415      41,609,095
                                                 -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $83,904,645     $81,335,893
                                                 ===========     ===========

NOTE: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED OF OPERATIONS
                                   (UNAUDITED)

                                             Six months ended               Three months ended
                                                December 31,                    December 31,
                                            1997            1996            1997            1996
                                            ----            ----            ----            ----

Revenues
   Net Sales-Products                  $ 13,482,999    $ 10,249,759    $  6,713,927    $  5,284,402
   Real Estate and Hotel Operations      11,999,127      11,381,394       6,091,872       5,843,119
   Other (including equity in net
   loss of affiliated entities)             214,013         361,284         171,115         277,170
                                       ------------    ------------    ------------    ------------

        Total Revenues                   25,696,139      21,992,437      12,976,914      11,404,691
                                       ------------    ------------    ------------    ------------

Expenses
   Cost of Sales                         11,928,925       9,252,575       6,186,454       4,721,656
   Operating-real estate and hotel        4,877,633       5,651,866       2,517,489       2,898,691
   Selling, general & administrative      3,275,148       2,669,553       1,576,799       1,327,091
   Depreciation and amortization          1,800,164       1,728,821         846,099         877,517
   Real estate taxes                      1,299,005       1,322,738         659,761         657,554
   Interest                               1,667,289       1,669,024         866,357         844,344
                                       ------------    ------------    ------------    ------------

        Total Expenses                   24,848,164      22,294,577      12,652,959      11,326,853
                                       ------------    ------------    ------------    ------------

   Income (Loss) before income
   taxes and minority Interests             847,975        (302,140)        323,955          77,838

   Income taxes - Note 3                   (467,000)       (264,000)       (154,000)       (154,000)
   Minority interests in losses             485,121         648,719         200,973         416,804
                                       ------------    ------------    ------------    ------------

      Net Income                       $    866,096    $     82,579    $    370,928    $    340,642
                                       ============    ============    ============    ============

   Income per share:
        Net Income                     $       1.29    $        .12    $        .55    $        .50
                                       ============    ============    ============    ============

Average shares outstanding                  671,873         672,250         671,694         672,232


        SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                 Six Months Ended
                                                                   December 31,
                                                                1997             1996
                                                                ----             ----
OPERATING ACTIVITIES
   Net Income                                              $    866,096    $     82,579
     Adjustments to Reconcile Income to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization                          1,800,164       1,728,821
       Minority Interests' Share of Loss in
        Subsidiaries                                           (485,121)       (648,719)
   Changes in Operating Assets and Liabilities:
       Decrease in Accounts and Other Receivables               492,784         516,801
       Increase in Inventories                               (1,523,565)       (275,486)
       (Increase) decrease in Other Assets                     (824,946)         92,381
       Increase (decrease) in Accounts Payable                  208,957        (221,025)
       Decrease in Other Liabilities                            (48,340)       (566,750)
                                                           ------------    ------------

          CASH PROVIDED BY OPERATIONS                           486,029         708,602
                                                           ------------    ------------

INVESTING ACTIVITIES
   Purchase of Property Plant and Equipment                  (3,489,483)     (2,320,101)
   Investment in and Advances to Affiliated Entities-Net      2,026,754        (666,557)
   Payments Received on Mortgages Receivable                     13,964         620,546
                                                           ------------    ------------

   NET CASH USED BY INVESTING ACTIVITIES                     (1,448,765)     (2,366,112)
                                                           ------------    ------------

FINANCING ACTIVITIES
   Proceeds from Mortgages and Notes Payable to Banks        10,272,000       6,700,000
   Payments on Mortgages and Notes Payable to Banks          (8,701,185)     (4,583,877)
   Other Financing Activities                                   (28,776)         (5,980)
                                                           ------------    ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES              1,542,039       2,110,143
                                                           ------------    ------------

   INCREASE IN CASH AND CASH EQUIVALENTS                        579,303         452,633
   Cash and Cash Equivalents at Beginning of Period           1,932,075       1,009,079
                                                           ------------    ------------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  2,511,378    $  1,461,712
                                                           ============    ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1997 and the consolidated statements of operations and cash flows for the six month periods ended December 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented, have been made.

2. INVENTORIES

                                                 December 31,          June 30,
                                                     1997                1997
                                                     ----                ----

Work-in process and
  raw materials                                   $2,128,094          $1,600,565
Finished goods                                     2,897,121           1,901,085
                                                  ----------          ----------
                                                  $5,025,215          $3,501,650
                                                  ==========          ==========

3. INCOME TAXES

                                                         Six Months Ended
                                                           December 31,
                                                    1997                  1996
                                                    ----                  ----

Federal                                           $100,000              $     --
State                                              367,000               264,000
                                                  --------              --------
                                                  $467,000              $264,000
                                                  --------              --------

4. EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board in February 1997 will have no impact on the earnings per share calculation of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the six months ended December 31, 1997 increased by approximately $2,912. Net cash provided by operating activities was approximately $486. Net cash provided by financing activities was approximately $1,542. Net cash of approximately $1,449 was used for investing activities.

The Company had a $10,000 term loan and a $2,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At October 21, 1997, $2,000 was outstanding under the line of credit and the term loan had an outstanding balance of $6,555. On October 21, 1997 the Company paid off these loans and entered into a loan agreement with a new lender. The new agreement provides for a $9,000 term loan with an interest rate at the Company's option equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures in five years and the revolving line of credit matures in three years. At December 31, 1997 the term loan balance was $8,970 with interest at 7.65%, there was no outstanding balance on the revolving line of credit. The Company exercised the fixed rate option which will be effective April 24, 1998, and the new rate of interest at that date will be 7.5%.

On November 25, 1997 the Company and its partners sold the two nursing homes owned by them and located in Jersey City and Rochelle Park, New Jersey and the senior citizen residence/adult day care center adjacent to the Rochelle Park facility. The anticipated proceeds to the Company aggregate approximately $5 million (of which $4,200 has been received as of December 31, 1997) and approximates the net carrying value of these assets.

The Company re-financed its mortgage on the Brookhaven Shopping Center with its existing lender on December 22, 1997. The mortgage, which had an outstanding balance of approximately $1,500, was re-financed with a new $2,500 mortgage. The new mortgage bears interest at 7.8%, provides for monthly payments of $21 and matures in December 2007 when a balloon payment of $1,713 is due.

Results of Operations

    Six months ended December 31, 1997 and 1996

Income from operations before income taxes and minority interests increased $1,150. The components are as follows:

                                             (Decrease)
                                        1997             1996         Increase
                                        ----             ----         --------

Real Estate                           $ 3,446          $ 2,517        $   929
Hotel                                     259              312            (53)
Seafood                                (1,270)          (1,290)            20
Textiles                                  319              (14)           333
Corporate                              (1,906)          (1,827)           (79)
                                      -------          -------        -------
                                      $   848          $  (302)       $ 1,150
                                      -------          -------        -------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

REAL ESTATE

      Revenues increased $660 due to increases in occupancy rates. Repairs and maintenance expenses decreased $515. There were no other significant variations in any expense category.

HOTEL

      Revenues decreased $21 over last year. Hotel earnings decreased $53 as a result of the lower revenues and slightly higher expenses.

SEAFOOD

      Revenues increased $1,896 over last year as the Company now includes the sales of the Lambert scallop operation ($1,012) which was accounted for last year on the equity method. Losses are continuing in the seafood division due primarily to curtailed production at our clam operation, lack of scallops at Lambert, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $539 this year as compared to last years loss of $750.

TEXTILES

      Hanora Spinning's earnings increased $121 to $426 due to higher operating margins. Hanora South and J & M Dyers recognized a combined loss of $26 compared to last year's loss of $224 due to higher revenues at J & M. Whitlock Combing incurred a loss of $81 in the current year as compared to a loss of $95 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $1,366.

CORPORATE/OTHER

      Corporate expenses including the operations of the nursing homes and interest on the Company's term loan and revolving line of credit increased by $80. Last year there was $200 of sundry income due to the settlement of a lawsuit instituted by the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION - CONTINUED
                                 (IN THOUSANDS)

Three months ended December 31, 1997 and 1996

Income from operations before income taxes and minority interests increased $246. The components are as follows:

                                                                      (Decrease)
                                           1997           1996         Increase
                                           ----           ----         --------

Real Estate                           $ 1,718          $ 1,582         $   136
Hotel                                     151              141              10
Seafood                                  (715)            (654)            (61)
Textiles                                   60              (27)             87
Corporate                                (890)            (964)             74
                                      -------          -------         -------
                                      $   324          $    78         $   246
                                      -------          -------         -------

REAL ESTATE

      Revenues increased $259. There were no significant variations in any expense category.

HOTEL

      Hotel earnings increased $10. There were no significant variations in any expense category.

SEAFOOD

      Losses increased $61. A reduction in losses from Ecuador of $290 due to increased production in the quarter was offset by a loss of $329 at Lambert due to a lack of product.

TEXTILES

      Earnings increased $87. Hanora Spinning's earnings increased $51. Hanora South and J & M Dyers recognized combined losses of $30 as compared to last year's loss of $62. Whitlock Combing had a $4 decrease in losses.

CORPORATE/OTHER

      Corporate expenses decreased $74. There were no other significant variations in any expense.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits:   None

      Reports:    A Form 8-K was filed on November 25, 1997


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                             Registrant


Date: March 6, 1998                    /s/ Norman A. Halper
                                       ----------------------------------
                                           Norman A. Halper
                                           President

Date: March 6, 1998                    /s/ Harry Bergman
                                       ----------------------------------
                                           Harry Bergman
                                           Treasurer