Form 10-Q
period 1998-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 1998-06-09
CIK 36856

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 1998                   Commission File Number 0-1437
--------------------------------------------------------------------------------

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

                                                       Yes  |X|    No |_|

As of June 1, 1998, there were 671,067 shares of common stock outstanding.

                         PART I. FINANCIAL INFORMATION

                   THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,       June 30,
                                                         1998            1997
                                                      -----------    -----------
                                                      (UNAUDITED)     (SEE NOTE
                                                                        BELOW)

Assets

Current Assets
     Cash and Cash Equivalents                        $ 1,495,258    $ 1,932,075
     Accounts Receivable                                4,639,725      4,904,189
     Inventories (Note 2)                               5,535,049      3,501,650
     Other Current Assets                               2,936,395      1,785,693
                                                      -----------    -----------

               Total Current Assets                    14,606,427     12,123,607
                                                      -----------    -----------

Property, Plant and Equipment                          82,252,591     78,245,538
               Less: Accumulated Depreciation          37,458,024     36,977,764
                                                      -----------    -----------
                              Net Properties           44,794,567     41,267,774
                                                      -----------    -----------

Other Assets                                           27,473,764     27,944,512
                                                      -----------    -----------

TOTAL ASSETS                                          $86,874,758    $81,335,893
                                                      ===========    ===========

Liabilities & Stockholders' Equity

Current Liabilities                                   $12,562,374    $ 9,951,962
                                                      ===========    ===========

Long Term Debt                                         28,167,822     26,297,499
                                                      -----------    -----------

Other Liabilities and Deferred Credits                  3,522,068      3,477,337
                                                      -----------    -----------

Stockholders' Equity:
     Common Stock                                       1,175,261      1,175,261
     Other Stockholders' Equity                        41,447,233     40,433,834
                                                      -----------    -----------
               Total Stockholders' Equity              42,622,494     41,609,095
                                                      -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $86,874,758    $81,335,893
                                                      ===========    ===========

NOTE: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date and condensed.


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                            Nine months ended               Three months ended
                                                 March 31,                       March 31,
                                            1998            1997            1998            1997
                                            ----            ----            ----            ----
Revenues
   Net Sales-Products                  $ 20,517,763    $ 16,907,133    $  7,034,764    $  6,657,374
   Real Estate and Hotel Operations      17,968,554      17,081,777       5,969,427       5,700,383
   Other (including equity in net
   loss of affiliated entities)             660,216         610,326         446,203         249,042
                                       ------------    ------------    ------------    ------------

      Total Revenues                     39,146,533      34,599,236      13,450,394      12,606,799
                                       ------------    ------------    ------------    ------------

Expenses
   Cost of Sales                         18,381,990      15,321,073       6,453,065       6,068,498
   Operating-real estate and hotel        7,696,235       8,456,886       2,818,602       2,805,020
   Selling, general & administrative      4,717,062       3,959,097       1,441,914       1,289,544
   Depreciation and amortization          2,898,422       2,617,454       1,098,258         888,633
   Real estate taxes                      1,976,801       1,957,542         677,796         634,804
   Interest                               2,522,929       2,480,842         855,640         811,818
                                       ------------    ------------    ------------    ------------

      Total Expenses                     38,193,439      34,792,894      13,345,275      12,498,317
                                       ------------    ------------    ------------    ------------

Income (Loss) before income
taxes and minority interests                953,094        (193,658)        105,119         108,482

Income taxes-Note 3                        (579,000)       (268,000)       (112,000)         (4,000)
Minority Interests                          668,081         947,724         182,960         299,005
                                       ------------    ------------    ------------    ------------

      Net Income                       $  1,042,175    $    486,066    $    176,079    $    403,487
                                       ============    ============    ============    ============

Income per share:
      Net Income                       $       1.55    $       0.72    $       0.26    $       0.60
                                       ============    ============    ============    ============

Average shares outstanding                  671,649         672,196         671,192         672,085


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                 Nine months ended
                                                                     March 31,

                                                                1998            1997
                                                                ----            ----
OPERATING ACTIVITIES
  Net Income                                                  1,042,175         486,066
    Adjustments to Reconcile Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                           2,898,422       2,617,454
      Minority Interests' Share of Loss in
        Subsidiaries                                           (668,081)       (947,724)
  Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Accounts and Other
        Receivables                                             249,742         (27,784)
      (Increase) Decrease in Inventories                     (2,033,399)         27,750
      (Increase) Decrease in Other Assets                    (1,150,702)        233,508
      Increase in Accounts Payable                            1,310,412         259,985
      Increase (Decrease) in Other Liabilities                   44,731        (686,599)
                                                           ------------    ------------

              CASH PROVIDED BY OPERATIONS                     1,693,300       1,962,656
                                                           ------------    ------------

INVESTING ACTIVITIES
  Purchase of Property Plant and Equipment                   (6,425,215)     (2,597,365)
  Investment in and Advances to Affiliated Entries-Net        1,138,829        (803,151)
  Payments Received on Mortgages Receivable                      14,722         619,844
                                                           ------------    ------------

  NET CASH USED BY INVESTING ACTIVITIES                      (5,271,664)     (2,780,672)
                                                           ------------    ------------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable                  12,272,000       6,800,000
  Payments on Long Term Debt                                 (9,101,677)     (5,760,106)
  Other Financing Activities                                    (28,776)         (6,145)
                                                           ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,141,547       1,033,749
                                                           ------------    ------------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (436,817)        215,733
  Cash and Cash Equivalents at Beginning of Period            1,932,075       1,009,079
                                                           ------------    ------------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  1,495,258    $  1,224,812
                                                           ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations and cash flows for the nine month periods ended March 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented, have been made.

2.    INVENTORIES

                                                   March 31,           June 30,
                                                     1998                1997
                                                     ----                ----
Work-in process and
  raw materials                                   $2,578,643          $1,600,565
Finished goods                                     2,956,406           1,901,085
                                                  ----------          ----------
                                                  $5,535,049          $3,501,650
                                                  ==========          ==========

3.    INCOME TAXES

                                                         Nine Months Ended
                                                             March 31,
                                                     1998                1997
                                                     ----                ----
Federal                                           $  100,000          $       --
State                                                479,000             268,000
                                                  ----------          ----------
                                                  $  579,000          $  268,000
                                                  ==========          ==========

4.    EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board in February 1997, will have no impact on the earnings per share calculation of the Company.

5.    SUBSEQUENT EVENT

On April 1, 1998 the Company sold its Video Film Center Building in New York City for $17,000,000 and paid off the existing mortgage of $6,100,000. The Company will recognize a profit before taxes of approximately $13,000,000 on the sale.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the nine months ended March 31, 1998 decreased by approximately $126. Net cash provided by operating activities was approximately $1,693. Net cash provided by financing activities was approximately $3,142. Net cash of approximately $5,272 was used for investing activities.

The Company had a $10,000 term loan and a $2,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. At September 30, 1997, $2,000 was outstanding under the line of credit. On October 21, 1997 the $2,000 was repaid. The term Loan, which had an outstanding balance of $6,611 at September 30, 1997, required monthly principal payments of $56 and matured on October 21, 1997 when the remaining unpaid principal balance of $6,555 was paid. On October 21,1997 the Company replaced its existing indebtedness and entered into a loan agreement with a new lender. The new agreement provides for a $9,000 term loan with an interest rate at the Company's option equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures in five years and the revolving line of credit matures in three years. At March 31, 1998 the term loan balance was $8,880 with interest at 7.65%, and $2,000 was outstanding on the revolving line of credit with interest at 7.625%. The Company exercised the fixed rate option which will be effective April 24,1998, and the new rate of interest at that date will be 7.5%.

On November 25,1997 the Company and its partners sold the two nursing homes owned by them in Jersey City and Rochelle Park, New Jersey and the senior citizen residence/adult day care center adjacent to the Rochelle Park facility. The anticipated proceeds to the Company of approximately $5 million (of which $4,325 has been received as of March 31, 1998) approximate the net carrying value of these assets. The Company's 50% in a third nursing home owned by the Company and its partners was sold by the Company in May 1998 for the sum of $1,750, all cash.

The Company re-financed its mortgage on the Brookhaven Shopping Center with its existing lender on December 22, 1997. The Mortgage which had an outstanding balance of approximately $1,500 was re-financed for $2,500 with interest at 7.8%, and calls for monthly payments of $21 and matures in December 2007 when a balloon payment of $1,713 is due.

Results of Operations

      Nine months ended March 31, 1998 and 1997

Income from operations before income taxes and minority interests increased $1,147. The components are as follows:

                                                                     (Decrease)
                                        1998             1997         Increase
                                        ----             ----         --------
Real Estate                           $ 4,854          $ 3,767        $ 1,087
Hotel                                     406              415             (9)
Seafood                                (2,005)          (1,855)          (150)
Textiles                                  498              122            376
Corporate                              (2,800)          (2,643)          (157)
                                      -------          -------        -------
                                      $   953          $  (194)       $ 1,147
                                      -------          -------        -------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

REAL ESTATE

      Revenues increased $781 due to increases in occupancy rates. Repairs and maintenance expenses decreased $626. There were no other significant variations in any expense category.

HOTEL

      Revenues increased $15 over last year. Hotel earnings decreased $9 due to slightly higher expenses.

SEAFOOD

      Revenues increased $2,477 over last year due to increased sales of shrimp in Ecuador and the sales of the Lambert scallop operation ($1,062) which was accounted for last year on the equity method. Losses are continuing in the seafood division due primarily to curtailed production at our clam operation which had a loss of $773 this year as compared to last year's loss of $594, lack of scallops at Lambert which had a loss of $602 this year as compared to last year's of $200, and losses in Ecuador during the first six months of the year due to lower than anticipated shrimp production. Losses in Ecuador were $630 this year as compared to last year's loss of $1,061.

TEXTILES

      Hanora Spinning's earnings increased $120 to $676 due to higher operating margins. Hanora South and J & M Dyers recognized a combined loss of $79 compared to last year's loss of $299 due to higher revenues at J & M. Whitlock Combing incurred a loss of $99 in the current year as compared to a loss of $135 last year relating to its property in South Carolina which is being offend for sale. Overall, textile revenues increased $1,884.

CORPORATE/OTHER

      Corporate expenses including the operations of the nursing homes and interest on the Company's term loan and revolving line of credit increased by $157. Last year there was $200 of sundry income due to the settlement of a lawsuit instituted by the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION - CONTINUED
                                 (IN THOUSANDS)

Three months ended March 31, 1998 and 1997

Income from operations before income taxes and minority interests decreased $3. The components are as follows:

                                                                     (Decrease)
                                        1998             1997         Increase
                                        ----             ----         --------
Real Estate                           $ 1,408          $ 1,250        $   158
Hotel                                     147              103             44
Seafood                                  (735)            (565)          (170)
Textiles                                  179              136             43
Corporate                                (894)            (816)           (78)
                                      -------          -------        -------
                                      $   105          $   108        $    (3)
                                      -------          -------        -------

REAL ESTATE

      Revenues increased $121. There were no significant variations in any expense category.

HOTEL

      Revenues increased $36. There were no significant variations in any expense category.

SEAFOOD

      Losses increased $170. A reduction in losses from Ecuador of $220 due to increased production in the quarter was offset by a loss of $306 at Lambert due to a lack of product.

TEXTILES

      Earnings increased $43. Hanora Spinning's earnings decreased $1. Hanora South and J & M Dyers recognized combined losses of $53 as compared to last year's loss of $75. Whitlock Combing had a $22 decrease in losses.

CORPORATE/OTHER

      Corporate expenses increased $78. There were no significant variations in any expense.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits:  None

      Reports:   A Form 8-K was filed on June 4,1998


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FIRST REPUBLIC CORPORATION OF AMERICA
                                                       Registrant


Date: June 5, 1998                          /s/ Norman A. Halper
                                            ------------------------------------
                                                     Norman A. Halper
                                                         President


Date: June 5,1998                           /s/ Harry Bergman
                                            ------------------------------------
                                                     Harry Bergman
                                                       Treasurer