Form 10-K405
period 1998-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1998-10-14
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1998

                           Commission File No. 0-1437

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
              ----------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of September 16, 1998, 670,215 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $2,000,000 (based upon the price paid by Registrant for shares).

                       Documents Incorporated by Reference
                                 See Item 14(c)

                    The First Republic Corporation of America

                                  10-K Contents

                                                                            Page
                                                                            ----
PART I

Item 1.  Business ..........................................................   1
Item 2.  Properties ........................................................   5
Item 3.  Legal Proceedings .................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders ...............   9

PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters ...........................................  10
Item 6.  Selected Financial Data ...........................................  11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  12
Item 7a. Quantitative and Qualitative Disclosures about Market Risks .......  16
Item 8.  Financial Statements and Supplementary Data .......................  17
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................  49

PART III

Item 10. Directors and Executive Officers of the Registrant ................  50
Item 11. Executive Compensation ............................................  52
Item 12. Security Ownership of Certain Beneficial Owners and Management ....  54
Item 13. Certain Relationships and Related Transactions ....................  56

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K .  59

Signatures .................................................................  64

PART I

ITEM 1. BUSINESS

a.    General Development of Business

      The First Republic Corporation of America (the "Company") was incorporated in the State of Delaware in February 1961, and is presently engaged, either directly or through its subsidiaries, in the real estate, hotel, seafood, and textile businesses. See Item 1(c) for a description of the business engaged in by the Company and its subsidiaries.

      On April 1, 1998 the Company sold the Video Film Center building in New York for $17,000,000 and recognized a gain of $12,922,106 on the sale. Part of the proceeds $6,005,000 was used to pay off the existing mortgage on this property.

      On October 21, 1997 the Company refinanced its principal bank loans. That indebtedness had an outstanding balance of $6,777,810 at June 30, 1997, became due on August 1, 1997 and was extended until October 31, 1997. The new agreement provides for a $9,000,000 term loan with an interest rate equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000,000 revolving line of credit with an interest rate equal to either
      (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. The term loan requires amortization payments of $358,800 per annum. The term loan matures in five years and the revolving line of credit expires in three years. On April 24, 1998 the Company locked in a fixed rate of 7.5% for the remainder of the term loan.

      On December 22, 1997, the Company refinanced a mortgage loan on the Brookhaven Shopping Center in Brookhaven, Pennsylvania. The new loan bears interest at 7.8% per annum and provides for monthly payments of $20,601 including principal and interest commencing February 1, 1998 through December 31, 2007 when the remaining unpaid balance of $1,722,000 will become due. The prior mortgage had an outstanding balance of approximately $1,500,000; the property was refinanced for $2,500,000.

      On November 25, 1997 the Company and its partners sold the two nursing homes owned by them in Jersey City and Rochelle Park, New Jersey and the senior citizen residence/adult day care center adjacent to the Rochelle Park facility. The proceeds to the Company were $4,525,000. On May 7, 1998, the Company also sold its interest in a nursing home in Whiting, New Jersey for $1,750,000. The Company has recognized income of $623,000 from the sale and operations of these facilities this year, and is no longer in the health care business.

b.    Financial Information about Industry Segments

      The sales and operating profit (loss) from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 1998 are set forth in Note 2 (Industry Segments) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item 8. hereof.

c.    Narrative Description of Business

      Real Estate

      The Company owns various loft buildings, office buildings, industrial buildings, shopping centers, and residential and other properties, situated along the East Coast of the United States in Massachusetts, Rhode Island, New York, New Jersey, Pennsylvania, Virginia, North Carolina and Florida. A general description of these properties is provided in Item 2. below.

      Real estate revenues accounted for 35%, 36% and 37% of consolidated revenues from operations for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

      Hotel

      The Company owns and operates a 288 room hotel and convention center located in Liverpool, New York. In 1998, the Company terminated its franchise agreement with ITT Sheraton Corporation. The Company is now engaged in a $3.2 million renovation scheduled to be completed by January 1999, at which time the hotel will commence operations under a Holiday Inn franchise. In the interim the hotel is operating without a franchise. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

      Hotel revenues accounted for 11%, 11% and 12% of consolidated revenues from operations for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

      Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints over the past several years, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams decreased 32% in the fiscal year ended June 30, 1998 as compared with the fiscal year ended June 30, 1997. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 1997 decreased 20% as compared with the prior fiscal year. For the period July 1, 1998 through August 31, 1998, the aggregate number of clams harvested decreased 30% compared with the same period in the prior year. The decrease in production for both years was caused by smaller harvests of product. Bluepoints discontinued using Company owned boats and laid off employees at its claming operations in May 1998, to reduce expenses and conserve clam populations. Bluepoints continues to maintain hatchery facilities in an effort to increase inventory.

      Climate and other environmental factors beyond the control of Bluepoints affect the propagation and growth of clams. New York State environmental authorities are continually monitoring the harvesting area for pollution. From time to time, and at present, certain small areas of Bluepoints' property exceed the maximum coliform count set by Federal law, and shellfish located in such areas may not be harvested. At the present time, State authorities have closed other portions of the Great South Bay to claming operations because the coliform count exceeds Federal standards.

      Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, which are both located in Ecuador. Sales of shrimp from the foregoing operations approximated $5,446,000 and $2,656,000 for the fiscal years ended June 30, 1998 and 1997, respectively. Bluepoints, through a foreign subsidiary, also owns a 38% interest in another Ecuadorian shrimp farming operation. See Item 12 and 13 below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

      The Company also owns a scallop operation in Cape Canaveral, Florida. In the current fiscal year, sales of scallops were approximately $1,128,000 and there was a loss of $1,163,000. This compares to sales of $1,242,000 and a break even level of operations during the prior year. Sales for July and August 1998 were insignificant and there can be no assurance that extensive beds of scallops will be found in the future.

      Seafood revenues accounted for 20%, 20%, and 16% of consolidated revenues from operations for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

      Textile

      The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 1998, Hanora purchased approximately $704,000 of additional equipment. The backlog of yarn orders on August 31, 1998 was approximately $7,600,000 as compared to $6,700,000 a year ago. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 1999. One customer accounted for approximately 13% of Hanora's total sales during the 1998 fiscal year. The loss of this customer would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

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

      Textile revenues accounted for 33%, 32%, and 33% of consolidated revenues from operations for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

ITEM 2. PROPERTIES

              Location                      General Character (1)
--------------------------------------------------------------------------------
Real Estate Segment

Junior Coat Building                18-story office, showroom and
250 W. 39th Street                  manufacturing facility; 182,000
New York, New York                  rentable square feet; 94% rented.

Jefferson National Bank Building    6-story office building; 39,300
4100 Pinetree Drive                 rentable square feet; 100% rented.
Miami Beach, Florida

First Republic Office Park          Two, two-story office buildings with
Thruway and Electronics Parkway     49,000 and 35,000 rentable square feet;
Liverpool, New York                 14 acres of land; 97% rented.

Waltham Engineering Center          17 multi-story industrial
Waltham, Massachusetts              buildings; in excess of 380,000 rentable
                                    square feet; parking facilities; 100%
                                    rented.

East Newark Industrial Center       30 multi-story industrial buildings; in
East Newark, New Jersey             excess of 1,000,000 rentable square feet;
                                    parking facilities; 91% rented.

Nyanza Building                     Four-story and basement industrial
Woonsocket, Rhode Island            building; 300,000 rentable square
                                    feet; used by Company as spinning plant
                                    (100,000 sq. ft.) and balance rented to
                                    others; 92% rented.

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

Newburyport, Massachusetts          4-story building; 100,000 rentable square
                                    feet of space; 42% rented.

                                    3-story building, 13,800 rentable square feet of space; 100% rented.

                                    Two-story building and warehouse; 5,000
                                    square feet, presently vacant.

Hotel Segment

Hotel--Syracuse                     288-room motor hotel and convention center;
Thruway and Electronics Parkway     indoor pool; to be operated under a
Liverpool, New York                 Holiday Inn franchise starting January 1999.

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

Cape Canaveral, Florida             Various leaseholds (approximately 11 acres)
                                    used by scallop operation for offloading, processing, packaging, warehouse and office.
                                    (Company owns 100% of Bluepoints
                                    International Fisheries Inc. and Cape King
                                    Associates which hold leaseholds.)

Textile Segment

Allendale, South Carolina           Approximately 195 acres of land, on which a
                                    plant containing one building with
                                    approximately 156,000 square feet is
                                    located, presently vacant.

Pageland, South Carolina            Approximately 10 acres of land and 36,125
                                    square foot building located thereon;
                                    pre-viously used as bulking and twisting plant, warehouse and office, presently being rented.

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

Corporate Office

302 Fifth Avenue                    5,400 square feet of executive offices;
New York, New York                  month-to-month tenant at a rent of $8,500
                                    per month. See  Item  13. below.

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

      There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a low of $33 per share in November 1996 to a high of $40 in June 1998.

      Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 16, 1998, there were 723 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 1998. The Company has no intention of paying dividends in the foreseeable future.

d.    The Company did not sell any securities during the past year.

ITEM 6. SELECTED FINANCIAL DATA

                                             Fiscal year ended June 30,
                                ----------------------------------------------------
                                  1998       1997       1996       1995       1994
                                ----------------------------------------------------
                                      (In thousands, except per share amounts)
Revenues                        $ 50,061   $ 50,220   $ 45,612   $ 48,216   $ 48,119
                                ====================================================

Gain on sale of real estate
  held for rental               $ 12,922     NONE       NONE       NONE       NONE
                                ====================================================

Income before interest and
  income taxes                  $ 17,130   $  4,814   $    912   $  4,450   $  3,308
                                ====================================================

Interest costs                  $  2,927   $  3,068   $  3,115   $  2,993   $  2,166
                                ====================================================

  Income (loss) from continuing
   operations before
   extraordinary income and
   cumulative effect of
   accounting change            $ 13,628   $  1,170   $ (2,767)  $  1,010   $     88
                                ====================================================

Net income (loss) per share
  of common stock - basic and
  diluted                       $  20.29   $   1.74   $  (4.11)  $   1.50   $    .13
                                ====================================================

Total assets                    $ 87,966   $ 81,336   $ 79,239   $ 82,740   $ 80,164
                                ====================================================

Long-term debt                  $ 21,625   $ 26,297   $ 23,810   $ 25,540   $ 23,870
                                ====================================================

Stockholders' equity            $ 55,170   $ 41,609   $ 40,446   $ 43,254   $ 42,264
                                ====================================================

Cash dividends per common
  share                           NONE        NONE       NONE       NONE       NONE
                                ====================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 1998 increased by approximately $8,367,000 to $10,539,000.

Net cash provided by operating activities was approximately $1,641,000 during the 1998 fiscal year. Net cash used by financing activities was approximately $5,791,000. Net cash of approximately $10,808,000 was provided by investing activities. The Company had a $2,000,000 revolving line of credit with its principal lender with interest at 1% over the lender's prime rate. The Company also had a term loan with its principal lender which matured August 1, 1997. The Company's loans were extended until October 31, 1997. On October 21, 1997 the Company replaced its existing indebtedness and entered into a loan agreement with a new lender. The new agreement provides for a $9,000,000 term loan with an interest rate at the Company's option equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359,000 per annum. The term loan matures in five years and the revolving line of credit matures in three years. At June 30, 1998 the term loan balance was $8,790,700 with interest at 7.5%, and nothing was outstanding on the revolving line of credit. The Company exercised the fixed rate option effective April 24, 1998, and the rate of interest for the remainder of the term loan will be 7.5%.

During the three years ended June 30, 1998, the Company incurred capital expenditures of approximately $14,241,000. In addition, approximately $5,359,000 was expended for tenant improvements during this three year period.

Results of Operations

Real Estate

The Company's real estate operating profits increased $960,000 in fiscal year 1998 and revenue decreased by $516,000. Profits increased at substantially all the properties. The revenue decrease is attributable to the sale of the Video Film Center on April 1, 1998 on which the Company recognized a gain of $12,922,000. Repairs and maintenance and related costs decreased $493,000 at the East Newark Industrial Center, and $301,000 at the Waltham Engineering Center. As a result of the sale of the Video Film Center, mortgage interest was reduced by $245,000 and utility and fuel expenses decreased by $178,000.

In fiscal 1997 operating profits increased $419,000 on a revenue increase of $953,000. Revenue increased at substantially all the properties. Repairs and maintenance and related costs increased approximately $365,000 at the East Newark Industrial Center as a result of increased work done to space at that facility. Interest on a new mortgage obtained at the Greensboro North Shopping Center increased overall mortgage interest by approximately $194,000. In fiscal 1996, real estate operating profits decreased $100,000 on a revenue increase of $667,000 as compared to the prior year. The increase in revenues was primarily attributable to increased occupancy at substantially all of the Company's real estate properties.

Hotel

In fiscal 1998 revenues decreased $220,000 and profits decreased $84,000, due to renovations being conducted at the hotel. The hotel terminated its franchise agreement with ITT Sheraton Corporation and will become a Holiday Inn facility in January 1999.

In fiscal 1997 operating profits for the hotel increased approximately $172,000 on an approximately $357,000 increase in revenues. Operating profits for fiscal 1996 increased approximately $206,000 on an approximately $124,000 increase in revenues from the prior year and lower operating costs.

Seafood

Overall revenues for the seafood division increased $121,000 in fiscal 1998 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 1998 were $3,576,000 as compared to a loss of $1,957,00 in fiscal 1997. Losses from the Ecuadorian shrimp operations of $1,359,000 were about the same as the prior year; Ecuador is also selling shrimp purchased from third parties to help increase revenues. The Company's scallop operation incurred a loss of $1,163,000 in fiscal 1998 as compared to a break even level in fiscal 1997. There were no scallops harvested during most of fiscal 1998. The scallop operation incurred a $350,000 charge for a real estate tax claim that the Company had been disputing for several years. Bluepoint's Long Island operations had a loss of $1,054,000 as a result of the continuing smaller harvests of clams as compared to a loss of $527,000 in the prior year.

In fiscal 1997 revenues increased approximately $2,507,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entities and excluding minority interests' share of loss of subsidiaries) in fiscal 1997 were $1,957,000 as compared to a loss of $4,169,000 in fiscal 1996. Ecuadorian operations reduced their losses to $1,398,000 as compared to the prior year's loss of $2,043,000 as a result of higher shrimp sales due to more product being harvested resulting from steps taken by the Company to increase yields. During fiscal 1997 the Company purchased the remaining 50% of the scallop operation in Cape Canaveral, Florida and it operated at a break even level on revenues of $1,242,000 for the year as compared to a loss in the prior year of $1,033,000, which represented 50% of the prior year's loss. Bluepoints Long Island operations had a loss of $527,000 as a result of continuing smaller harvests of clams which were offset somewhat by profits from sales of shrimp imported from Costa Rica. This compares with a loss of $941,000 in fiscal 1996. The assets of the discontinued soft shell crab operation were sold in fiscal year 1997 and the Company incurred a loss of $34,000. The fiscal 1996 revenues for the seafood division increased by 2% as compared to the prior year. Losses from operations (including equity share of losses in affiliated entities) in fiscal 1996 were $4,169,000 as compared to a loss of $1,756,000 in the prior year. Ecuadorian operations sustained a loss of $2,043,000 as compared to the prior years loss of $1,684,000 due to lower than anticipated shrimp production in Ecuador and a substantial reduction in the sales price of shrimp resulting from an oversupply of shrimp worldwide. The Company incurred a $1,033,000 loss from its scallop operations (including a $341,000 writedown of other assets) due to lack of availability of product as compared to a $54,000 loss in the prior year. Bluepoints' Long Island operations had a loss of $941,000 due to the presence of "brown tide" at its clam operations during the summer months, and curtailed production during the remainder of the year. This compares with income of $170,000 in the prior year. There was a loss of $152,000 from the discontinued soft shell crab operation, whose assets had been put up for sale.

Textile

Fiscal 1998 revenues for the textile division increased $717,000 over the prior year and earnings increased $59,000. Hanora Spinning's earnings increased $37,000 to $876,000. Hanora South and J&M incurred a combined loss of $167,000 as compared to the prior year's loss of $238,000 due to continuing higher revenues at J&M Dyers. Whitlock Combing Company, Inc. ("Whitlock") which owned a wool combing plant in South Carolina and which discontinued operations in 1992 incurred losses of $387,000 (including an additional writedown of its building by $250,000) relating to its property in South Carolina which is being offered for sale compared to a loss of $339,000 last year. During the three years ended June 30, 1998 the Company purchased approximately $1,311,000 of machinery and equipment for the textile operations.

In fiscal 1997 revenues for the textile division increased by 4% over the prior year, and earnings increased $635,000. Hanora Spinning's earnings increased $156,000 to $839,000 due to higher operating margins. Hanora South and J & M incurred a combined loss of $238,000 as compared to the prior year's loss of $530,000 due to higher revenues and gross profits earned at J & M. Whitlock incurred losses of $339,000 (including a writedown of its building of $250,000) compared to a loss of $526,000 in the prior year. In fiscal 1996, revenues for the textile division decreased by 17% over the prior year, and earnings decreased $1,442,000. Hanora Spinning's earnings decreased $575,000 to $683,000 due to substantially higher operating costs and lower revenues. Hanora South and J & M incurred a combined loss of $530,000 as compared to the prior year's profit of $200,000 due to higher revenues and gross profits earned at J & M in the prior year. Whitlock incurred expenses of $526,000 (including depreciation and a writedown of its building of $262,000) relating to its property in South Carolina.

Health Care

In fiscal 1998, the Company sold its investment in its health care operations and recognized income of $623,000 from this investment as compared to income of $574,000 in fiscal 1997, and $47,000 in fiscal 1996.

Corporate/Other

Corporate interest and expenses for the last three years was $4,036,000, $4,339,000 and $4,173,000, respectively. Corporate and other revenues for the last three years was $324,000, $587,000 and $407,000, respectively. Corporate and other revenues includes the operations of the Merrimac division other than those related to the ownership of currently leased real estate which are included in the real estate operations. Corporate expenses decreased by $303,000 in the current year primarily as a result of $307,000 of clean-up expenses at Merrimac's Newburyport property last year. Starting in fiscal 1998 this property is included in our real estate operations. The reduction in expenses in fiscal 1996 was due to the closing of the Merrimac Ice Bucket division and a reduction in other related costs of Merrimac of $336,000 and reduced professional fees of $73,000. Except as referred to above, all corporate expenses, including interest on the Company's term loan and revolving line of credit, have remained relatively constant for the last three years.

Year 2000 Compliance

The Company has completed an assessment and has been advised by its independent computer software provider that its accounting systems and programs will be year 2000 compliant and that year 2000 compliant shall mean that neither performance nor functionality will be affected by dates prior to, during and after the year 2000. The total year 2000 cost is approximately $25,000 which will be expensed as incurred and is expected to be completed by December 1998. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the company.

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because some of the Company's older computer programs were written using two digits rather than four to define the applicable year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has assessed its exposure to market risk for its variable rate debt and believes that a 1% change in interest rates would have a $30,000 effect on income before taxes.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                        [Letterhead of Ernst & Young LLP]

                         Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, retained earnings, and cash flows for each of three years in the period ended June 30, 1998. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries and the hotel division, which statements reflect total assets constituting 18% in 1998 and 1997, and total revenues constituting 23% in 1998, 18% in 1997, and 17% in 1996, of the related consolidated totals, (b) the Mondragon Companies, accounted for on the equity method, and (c) certain health care entities (Bristol Manor Health Care Center, Inc., The Whitehall Residence, Inc., Logan Manor Corp., Harbor View Health Care Center, Inc.), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                /s/  Ernst & Young LLP

New York, New York
September 23, 1998

                       [Letterhead of BDO Stern Cia Ltda.]

Independent Auditor's Report

To the Board of Directors
Marchelot S.A. and Subsidiaries
New York, U.S.A.

We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda), and its subsidiaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and Comercorp S.A. as of June 30, 1998 and 1997, and the related consolidated statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries to June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles prevailing in the United States of America.

/s/ BDO Stern Cia Ltda.

August 7, 1997
Guayaquil, Ecuador

                    [Letterhead of Dermody, Burke and Brown]

INDEPENDENT AUDITORS' REPORT
================================================================================

BOARD OF DIRECTORS
FIRST REPUBLIC CORPORATION
OF AMERICA, HOTEL AT EXIT 37

We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, HOTEL AT EXIT 37 as of June 30, 1998 and 1997, and the related statements of income and division control and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Hotel at Exit 37 is owned and operated by First Republic Corporation of America and its affiliated company, First Republic Building Corporation. The accounting records maintained in Syracuse relate only to the transactions incurred in the daily operation of the Hotel. Transactions involving debt financing, tax escrow payments, corporate income taxes and property accounts are not reflected on the Hotel's books but are the accounting responsibility of First Republic and its affiliate. These financial statements are issued for inclusion in the financial statements of First Republic Corporation of America and should not be considered separately in determining the financial position and results of operations of the Hotel at Exit 37.

--------------------------------------------------------------------------------

================================================================================

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of First Republic Corporation of America, Hotel at Exit 37 at June 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

                                       /s/ Dermody, Burke and Brown

                                       DERMODY, BURKE AND BROWN
                                       Certified Public Accountants, P. C.

Syracuse, NY

August 11, 1998

================================================================================

                          [Letterhead of Loeb & Troper]

                          Independent Auditor's Report

Board of Directors
Bristol Manor Health Care Center, Inc.

      We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of December 31, 1997, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information in schedules 1 and 2 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

      As described in Note D to the financial statements, Bristol Manor discontinued operations of the facility and sold the lease on November 25, 1997.

                                          /s/ Loeb & Troper

September 4, 1998

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

                                          /s/ Loeb & Troper

March 13, 1997

                          Independent Auditor's Report

Board of Directors
Bristol Manor Health Care Center, Inc.

      We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of December 31, l996 and 1995, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

March 13, 1997

                          [Letterhead of Loeb & Troper]

                          Independent Auditor's Report

Board of Directors
The Whitehall Residence, Inc.

      We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of December 31, l997, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information in schedules 1 and 2 is presented for purposes of additional analysis and is not a required part of' the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

      As described in Note C to the financial statements, Whitehall discontinued operations of the facility and sold the lease on November 25, 1997.

                                          /s/ Loeb & Troper

September 4, 1998

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

      We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                          /s/ Loeb & Troper

March 13, 1997

                          [Letterhead of Loeb & Troper]

                          Independent Auditor's Report

Board of Directors
Logan Manor Corp.

      We have audited the accompanying balance sheet of Logan Manor Corp. as of December 31, 1997 and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

September 4, 1998

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

March 13, 1997

                          [Letterhead of Loeb & Troper]

                          Independent Auditor's Report

Board of Directors
Harbor View Health Care Center, Inc.

      We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of December 31, 1997, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information in schedules 1 and 2 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      Harbor View Health Care Center, Inc. is a member of a group of affiliated entities and, disclosed in the financial statements, has significant transactions with members of the group, as including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

      As described in Note D to the financial statements, Harbor View discontinued operations of the facility and sold the lease on November 25, 1997.

                                          /s/ Loeb & Troper

September 4, 1998

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

      Harbor View Health Care Center, Inc. is a member of a group affiliated entities and, as disclosed in the financial statements, has significant transactions with members of the group, including borrowings and the rental of the facility. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

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

                                          /s/ Loeb & Troper

March 13, 1997

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                               June 30,
                                                          1998          1997
                                                     --------------------------
Assets
Current assets:
  Cash and cash equivalents                          $  8,590,167  $  1,442,536
  Restricted cash                                               -       489,539
  Accounts and rents receivable, net of allowances
   of $303,813 and $240,410                             3,395,191     4,901,188
  Mortgages receivable--current portion (Note 3 and
   6)                                                     106,669         3,001
  Other receivables including  $20,000 in 1997 due
   from related party                                     572,236       486,233
  Inventories (Note 1)                                  5,415,534     3,501,650
  Prepaid expenses and other assets                     1,125,634     1,299,460
                                                     --------------------------
Total current assets                                   19,205,431    12,123,607

Real estate held for rental and hotel, at cost
 (Notes 5 and 9):
  Land                                                  7,774,740     8,399,740
  Building and improvements                            42,973,647    42,735,453
                                                     --------------------------
                                                       50,748,387    51,135,193
  Less accumulated depreciation                        22,315,975    24,553,722
                                                     --------------------------
                                                       28,432,412    26,581,471
Other property, plant and equipment, at cost
 (Note 1):
  Land                                                  1,591,775     1,530,849
  Buildings and improvements                            8,105,775     6,882,827
  Leaseholds and improvements                           1,785,939     1,785,939
  Machinery, equipment, parts and vehicles             14,453,536    14,953,145
  Furniture and furnishings                               503,806       421,662
  Construction-in-progress                              1,349,402     1,535,923
                                                     --------------------------
                                                       27,790,233    27,110,345
  Less accumulated depreciation and amortization       12,442,148    12,424,042
                                                     --------------------------
                                                       15,348,085    14,686,303

Deferred income tax (Note 7)                              500,000             -
Mortgages receivable--net of current portion (Note
  3 and 6)                                                      -       106,669

Investments in and advances to affiliated entities
  (Notes 1 and 4)                                       8,735,346    13,059,763
Tenant improvements, net of accumulated
  amortization of $3,322,169 and $3,158,338             7,483,766     6,580,337
Unamortized leasing, financing and other deferred
  costs                                                 1,803,248     1,983,828

Other assets:
  Cash and securities in trust for tenants'
   security deposits                                    1,198,173     1,642,868
  Mortgage escrow funds and security deposits             107,595        89,649
  Assets held for sale (Note 12)                          800,000     1,050,000
  Due from related parties (Note 11)                    4,075,557     3,130,196
  Other                                                   276,141       301,202
                                                     --------------------------
                                                        6,457,466     6,213,915
                                                     --------------------------

Total assets                                         $ 87,965,754  $ 81,335,893
                                                     ==========================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                              June 30,
                                                         1998         1997
                                                   --------------------------
Liabilities and stockholders' equity
Current liabilities:
  Notes payable (Notes 4, 5 and 6)                 $    524,900  $  1,527,000
  Note payable, related party (Note 11)                 640,000       640,000
  Current portion of long-term debt (Notes 5
   and 6)                                             1,395,593     1,668,654
  Accounts payable                                    1,797,987     2,331,518
  Accrued expenses and taxes payable                  2,925,597     2,317,498
  Due to related parties (Note 11)                    1,288,907     1,374,035
  Other liabilities                                      93,257        93,257
                                                   --------------------------
Total current liabilities                             8,666,241     9,951,962

Long-term debt (Notes 5 and 6)                       21,625,350    26,297,499

Deferred income tax (Note 7)                                  -       492,926

Other liabilities:
  Tenants' security deposits payable                  1,198,173     1,642,868
  Accrued pension (Note 8)                              843,824       931,448
                                                   --------------------------
                                                      2,041,997     2,574,316

Minority interests                                      461,874       410,095
                                                   --------------------------
Total liabilities                                    32,795,462    39,726,798

Stockholders' equity:
  Common stock, $1 par value:
   Authorized, 2,400,000 shares;
   Issued, 1,175,261 shares                           1,175,261     1,175,261
  Additional paid-in capital                         15,000,753    15,000,753
  Retained earnings                                  43,471,684    29,843,361
                                                   --------------------------
                                                     59,647,698    46,019,375
  Less treasury stock, at cost--505,036 and
   503,197 shares (Note 12)                           4,477,406     4,410,280
                                                   --------------------------
Total stockholders' equity                           55,170,292    41,609,095
Leases, commitments and contingencies (Notes 9
  and 10)
                                                   --------------------------
Total liabilities and stockholders' equity         $ 87,965,754  $ 81,335,893
                                                   ==========================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations

                                                        Year ended June 30,
                                                   1998        1997         1996
                                               -------------------------------------
Revenues:
  Sales--textiles and seafood                  $25,873,482  $24,949,212  $22,329,954
  Rents and other revenues--real estate and
   hotel operations                             23,207,992   23,285,138   22,390,066
  Other (including interest income of
   approximately $492,000, $261,000 and
   $83,000, respectively)                          979,901    1,986,069      891,536
  Equity in income (loss) of affiliated
   entities (Note 4)                               319,932        9,216   (2,065,609)
                                               -------------------------------------
                                                50,381,307   50,229,635   43,545,947
                                               -------------------------------------
Costs and expenses:
  Cost of sales                                 23,900,935   22,205,567   20,460,983
  Operating costs--real estate and hotel
   operations                                   12,329,325   14,153,958   13,495,292
  Depreciation and amortization                  3,977,670    4,052,848    3,817,390
  Interest                                       2,926,778    3,068,457    3,115,460
  Selling, general and administrative            6,832,226    5,750,101    5,575,769
  Writedown of property and equipment
   (Note 1 and 12)                                 250,000      249,875      418,110
  Minority interests' share of loss of
   subsidiaries                                 (1,116,844)    (996,382)  (1,133,113)
                                               -------------------------------------
                                                49,100,090   48,484,424   45,749,891
                                               -------------------------------------
Income (loss) before income taxes and gain
 on sale                                         1,281,217    1,745,211   (2,203,944)
Gain on sale of real estate held for rental     12,922,106            -            -
                                               -------------------------------------
Income (loss) before income taxes               14,203,323    1,745,211   (2,203,944)
Income tax expense (Note 7)                        575,000      575,000      563,000
                                               -------------------------------------
Net income (loss)                              $13,628,323  $ 1,170,211  $(2,766,944)
                                               =====================================

Per share of common stock (Note 1):
Net income (loss) - basic and diluted          $    20.29   $     1.74   $     (4.11)
                                               =====================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings

                                             Year ended June 30,
                                       1998          1997          1996
                                    --------------------------------------

Balance, beginning of year          $29,843,361   $28,673,150  $31,440,094

Net income (loss) for the year       13,628,323     1,170,211   (2,766,944)
                                    --------------------------------------

Balance, end of year                $43,471,684   $29,843,361  $28,673,150
                                    ======================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                     Year ended June 30,
                                             1998           1997         1996
                                        ----------------------------------------
Operating activities
Net income (loss)                       $ 13,628,323   $ 1,170,211  $ (2,766,944)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Gain on sale of real estate held
     for rental                          (12,922,106)            -             -
   Depreciation and amortization           3,977,670     4,052,848     3,817,390
   Writedown of property and
     equipment                               250,000       249,875       418,110
   Deferred income taxes                    (992,926)      (75,000)      (70,000)
   Equity in (income) loss of
     affiliated entities                    (319,932)       (9,216)    2,065,609
   Minority interests' share of loss
     in subsidiaries                      (1,116,844)     (996,382)   (1,133,113)
   Changes in operating assets and
     liabilities:
      Accounts, rents and other
        receivables                        1,419,994       605,636      (454,526)
      Inventories                         (1,913,884)    1,419,633       550,717
      Prepaid and other assets               173,826      (183,736)       43,104
      Due from related parties                     -             -       217,250
      Accounts payable                      (533,531)      439,144       519,513
      Accrued and other current
      liabilities                            608,099       229,178       346,274
      Due to related parties                 (85,128)      630,243      (149,581)
      Other liabilities                     (532,319)     (573,107)       62,428
                                        ----------------------------------------
Cash provided by operating activities      1,641,242     6,959,327     3,466,231
                                        ----------------------------------------

Investing activities
Purchases of real estate held for
  rental                                  (5,239,516)   (1,484,689)     (546,167)
Purchases of other property plant
  and equipment                           (2,434,634)   (3,034,177)   (1,502,017)
Additions to tenant improvements          (2,894,918)   (1,602,630)     (861,659)
Sale of real estate held for rental       16,097,352             -             -
Investment in affiliated entities         (2,077,323)   (1,239,862)     (993,338)
Distribution in excess of equity in
  earnings from affiliated entities        6,721,672       437,225       350,741
Payments received on mortgages
  receivable                                   3,001       620,556     1,002,273
Other investing activities                   632,390      (207,282)       78,205
                                        ----------------------------------------
Net cash provided by (used in)
  investing activities                    10,808,024    (6,510,859)   (2,471,962)
                                        ----------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                       Year ended June 30,
                                                1998          1997          1996
                                            ----------------------------------------
Financing activities
Proceeds from mortgage and notes payable
  to banks                                  $13,100,000    $13,800,000    $2,200,000
Payments on mortgages and notes payable to
  banks                                     (19,047,310)   (13,318,667)   (3,520,859)
Minority interests' additional paid-in
  capital                                       223,262              -        82,671
Purchases of treasury stock                     (67,126)        (6,805)      (41,477)
                                            ----------------------------------------
Net cash provided by (used in) financing
  activities                                 (5,791,174)       474,528    (1,279,665)
                                            ----------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                 6,658,092        922,996      (285,396)
Cash and cash equivalents at the beginning
  of year                                     1,932,075      1,009,079     1,294,475
                                            ----------------------------------------
Cash and cash equivalents at the end of
  year                                      $ 8,590,167    $ 1,932,075    $1,009,079
                                            ========================================
Supplemental disclosure
Income taxes paid                           $ 1,000,307    $   742,626    $  503,095
Interest paid                               $ 2,955,080    $ 3,059,458    $3,127,523

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The First Republic Corporation of America ("FRCA") and all majority owned or controlled subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records its investment in partnerships and corporations in which it owns or owned interests ranging from 38% to 50% in accordance with the equity method.

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

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                               June 30,
                                                           1998         1997
                                                        ------------------------

     Work-in-process and raw materials                  $2,231,594   $1,600,565
     Finished goods                                      3,183,940    1,901,085
                                                        ------------------------
                                                        $5,415,534   $3,501,650
                                                        ========================

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                      Estimated
                  Classification                     Useful Life
      ----------------------------------------       ---------------
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

Gain from sales of properties is recognized when the buyer has demonstrated a commitment to pay through adequate payments and no significant contingencies remain.

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

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS 121 in fiscal 1997 which did not result in any change in the Company's method of recording for impairment. A writedown of approximately $250,000 was recorded for Whitlock Combing Company Inc. ("Whitlock") for the years ended June 30, 1998 and 1997 (see Note 12).

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), Earnings per Share, which supersedes APB Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted SFAS 128 in fiscal 1998. SFAS 128 does not have an effect on the Company's financial statements due to the fact that the Company does not have any dilutive securities.

Basic and diluted per share amounts are based on 671,518 (1998), 672,165 (1997) and 672,677 (1996) weighted average shares of common stock outstanding.

Segments and Related Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Segments and Related Information (continued)

It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in June 1999. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Foreign Operations

A subsidiary, together with certain entities in which the subsidiary owns a 38% interest, is engaged in shrimp farming operations in Ecuador. Prior to the end of December 1996, all of such entities sold their products solely to a domestic subsidiary of the Company engaged in seafood operations. Beginning in January 1997 all sales were to third parties. Financial statements of such foreign entities are translated using the U.S. dollar as the functional currency since Ecuador has a hyperinflationary currency. Operations include exchange gains of $501,499 (1998), $395,202 (1997) and $182,145 (1996) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations

Following is information about the Company's industry segments for each of the three years ended June 30:

                                        1998           1997           1996
                                     ----------------------------------------
  Revenues:
    Real estate                      $17,541,502    $18,057,022    $17,104,302
    Hotel                              5,550,305      5,770,014      5,413,092
    Seafood                           10,086,562      9,965,316      7,458,512
    Textile                           16,558,529     15,841,319     15,229,106
    Corporate                            324,477        586,748        406,544
                                     -----------------------------------------
                                     $50,061,375    $50,220,419    $45,611,556
                                     =========================================
  Operating profit (loss):
    Real estate (a)                   $5,892,293    $ 4,931,831    $ 4,512,789
    Hotel                                589,592        673,149        501,442
    Seafood                           (3,248,239)    (1,375,272)    (2,146,319)
    Textile (b)                          321,931        262,494       (372,844)
                                     -----------------------------------------
  Total operating profit               3,555,577      4,492,202      2,495,068

  Corporate expenses                  (3,238,897)    (3,486,351)    (3,151,081)
  Corporate interest
    expense                             (796,716)      (852,986)    (1,021,979)
  Corporate revenue                      324,477        586,748        406,544
  Gain on sale of real
    estate                            12,922,106              -              -
  Equity in income (loss)
    of affiliated entities
    (c)                                  319,932          9,216     (2,065,609)
  Minority interests'
    share of loss of
    subsidiaries                       1,116,844        996,382      1,133,113
                                     -----------------------------------------
  Income (loss) before
    income taxes                     $14,203,323    $ 1,745,211    $(2,203,944)
                                     =========================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                          1998           1997           1996
                                      -----------------------------------------
  Identifiable assets:
    Real estate                       $36,104,553    $34,898,169    $33,719,375
    Hotel                               3,203,609      2,805,387      2,938,507
    Seafood                            17,251,584     14,724,084     12,590,789
    Textile                            11,195,286     11,797,287     12,685,459
    Corporate and other (d)            20,210,722     17,110,966     17,304,860
                                      -----------------------------------------
                                      $87,965,754    $81,335,893    $79,238,990
                                      =========================================

  Depreciation and
    amortization:
     Real estate                      $ 1,977,797    $ 1,891,940    $ 1,795,298
     Hotel                                275,800        387,903        471,486
     Seafood                              736,009        665,192        286,959
     Textile                              948,297      1,045,591      1,179,043
     Corporate and other                   39,767         62,222         84,604
                                      -----------------------------------------
                                      $ 3,977,670    $ 4,052,848    $ 3,817,390
                                      =========================================

  Capital expenditures--net:
    Real estate                       $ 7,426,669    $ 2,941,453    $ 1,228,017
    Hotel                                 707,765        145,865        179,809
    Seafood (e)                         1,561,186      2,792,954      1,167,317
    Textile                               838,335        230,015        242,266
    Corporate and other                    35,113         10,939         92,434
                                      -----------------------------------------
                                      $10,569,068    $ 6,121,226    $ 2,909,843
                                      =========================================

(a)   Includes mortgage interest expense of $1,572,280 (1998), $1,817,120 (1997)
      and $1,622,687 (1996).
(b)   Includes losses from Whitlock (see Note 12a).
(c)   See Note 4.
(d) Consists principally of investments in and advances to affiliated entities.
(e)   Includes assets of Bluepoints International Fisheries, Inc.

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

The Company's operations in the industry segments detailed above consist of:

      Real Estate: Ownership of loft, office and industrial buildings, shopping centers, residential property and vacant land located principally in the states of New York, New Jersey, Florida, North Carolina, Massachusetts, Virginia and Pennsylvania.

      Hotel: Ownership and operation of a hotel in Liverpool, New York.

      Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's south shore in New York State, harvesting and sale of scallops on property leased by the Company in Cape Canaveral, Florida and sales of shrimp from Ecuador (grown in Company owned ponds or purchased from a 38% owned entity and other third-parties) and from Costa Rica.

      Textile: Operations of two yarn spinning plants and a dye house located in South Carolina and Rhode Island.

Foreign operations, consisting of the operation of a shrimp farm and shrimp hatchery, were conducted in Ecuador through Marchelot S.A. and its wholly-owned and 62.5% owned subsidiaries. For the years ended June 30, 1998, 1997 and 1996, respectively, such entities had sales of approximately $5,446,000, $2,656,000 and $1,780,000, all of which prior to the end of December 1996 were to the Company and eliminated in consolidation, and net losses (including a share of net losses from the Mondragon Companies accounted for by the equity method--see
Note 4) of $1,181,000, $1,194,000 and $1,875,000. Beginning in January 1997, all
sales were to third parties and therefore are not eliminated during consolidation. As of June 30, 1998 and 1997, respectively, such subsidiaries had total assets of approximately $12,935,000 and $11,980,000, liabilities (excluding intercompany loans and advances) of $3,446,000 and $3,472,000 and minority interests of $462,000 and $410,000. In addition, Bluepoints Company Inc., a domestic subsidiary, had outstanding advances to the Mondragon Companies of $5,911,065 and $4,126,928 at June 30, 1998 and 1997, respectively.

           The First Republic Corporation of America and Subsidiaries

3. Mortgages Receivable

A summary of mortgages receivable is as follows:

                            Interest                         June 30,
      Description             Rate     Maturity Date     1998         1997
-------------------------------------------------------------------------------

First lien on condominiums   8%-8.4%       (1)          $ 106,669    $  109,670
                                                        -----------------------
                                                          106,669       109,670
Less payment due within one
  year included in current
  assets                                                  106,669         3,001
                                                        -----------------------
                                                        $       -    $  106,669
                                                        =======================

(1)--Payment terms of mortgages require monthly payments for seven years with the remaining principal balance due at that time. The maturity dates range from December 1, 1998 to June 1, 1999.

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                                    Company's                 Company's
                                 Investments and          Equity in Income
                                     Advances                  (Loss)
                                -----------------    --------------------------
                      Company's
                      Ownership       June 30,          Year ended June 30,
                      Percentage   1998      1997     1998     1997      1996
                      ---------------------------------------------------------
                                                  (In Thousands)

Sunscape Associates   50%         $  469   $   490     $ 25    $ 17  $   (90)

Lambert(3)            100%             -         -        -       -   (1,033)(1)
Mondragon Companies   38%          8,249     6,501     (328)   (582)    (990)
Health Care
  Entities(2)         49.9%            -     6,029      623     574       47
Other                  Various        17        40        -       -        -
                                  ------------------------------------------
                                  $8,735   $13,060     $320    $  9  $(2,066)
                                  ==========================================

(1)--Includes approximately $682,000 of loss related to write-off of the excess of the Company's cost of investment over net assets acquired, as a result of continuing net losses incurred by the affiliate.

(2)--Equity in income is net of amortization of the Company's cost of investment which exceeded its underlying share of Partnerships' deficiency at date of acquisition. Such excess, which amounted to approximately $3,400,000 and $3,500,000 at June 30, 1997 and 1996, respectively, was being amortized over 40 years. The Company sold these interests in the current fiscal year.

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

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Seafood

Bluepoints International Fisheries, Inc. F/K/A Lambert International Fisheries, Inc. ("Lambert"): The Company owned a 50% interest in Lambert which is located in Florida, and is engaged in the business of collecting, processing, and selling scallops. In December 1996, the Company purchased the remaining 50% of Lambert for $265,000 of which $50,000 was paid in cash and the remainder by a promissory note bearing interest at 8% which was paid in December 1997.

                                                  Year ended June 30,
                                               1997(1)           1996
                                             ---------------------------

Revenues                                     $  23,000       $    47,000
Costs and expenses                            (301,000)       (1,308,000)
Loss on disposal and write-off of assets            --          (805,000)
                                             ---------------------------
Net loss                                     $(278,000)      $(2,066,000)
                                             ===========================

(1)-- For the period prior to the acquisition of the remaining 50% interest. Operations for the remainder of fiscal 1997 and all of fiscal 1998 are included in the operations of the Company.

During the fiscal year ended June 30, 1996, no scallops were harvested and a write-off of intangible assets aggregating $682,000 was recorded as a result of recurring losses and the uncertainty as to the recoverability of the carrying value of such assets.

Bluepoints Company Inc. ("Bluepoints"): Bluepoints, an 80.2% owned subsidiary of the Company, owns Marchelot S.A. which in turn owns a 38% interest in two Ecuadorian corporations, Isca C.A. and Langomorro CIA. Ltda. (collectively, the "Mondragon Companies"), engaged in shrimp farming operations in Ecuador. The remaining 19.8% of Bluepoints is owned by certain stockholders of the Company. For the years ended June 30, 1997 and 1996, Bluepoints purchased approximately $1,010,000 and $1,594,000, respectively, of shrimp from the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Condensed combined financial information of the Mondragon Companies is as follows:

                                                              June 30,
                                                       1998             1997
                                                   ----------------------------
Assets
Current assets                                     $ 4,894,000      $ 4,294,000
Property and equipment--net of accumulated
   depreciation                                      9,952,000        8,869,000
Other assets                                           326,000          542,000
                                                   ----------------------------
Total assets                                       $15,172,000      $13,705,000
                                                   ============================

Liabilities
Notes payable--banks                               $ 2,838,000      $ 2,676,000
Due to Bluepoints and other affiliates               2,895,000        5,329,000
Other current liabilities                              748,000          630,000
                                                   ----------------------------
Total current liabilities                            6,481,000        8,635,000

Long-term debt--Bluepoints                           4,677,000          307,000
                                                   ----------------------------
Total liabilities                                   11,158,000        8,942,000

Stockholders' equity                                 4,014,000        4,763,000
                                                   ----------------------------
Total liabilities and equity                       $15,172,000      $13,705,000
                                                   ============================

                                                Year ended June 30,
                                      1998            1997             1996
                                  ---------------------------------------------

Revenues                           $4,038,000       $2,790,000      $ 1,721,000
Costs and expenses                  4,836,000        4,254,000        3,791,000
                                  ---------------------------------------------
Net loss                            $(798,000)     $(1,464,000)     $(2,070,000)
                                  =============================================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Health Care

The Company owned 49.9% interests in partnerships which owned three nursing homes and a senior citizen residence and adult day care center located in Rochelle Park, Jersey City and Whiting, New Jersey. The Company sold these interests during the current fiscal year.

Condensed combined financial information of the 49.9% owned partnerships was as follows:

                                                                     June 30,
                                                                       1997
                                                                   ------------

Cash                                                               $  1,167,000
Accounts receivable, net                                              2,863,000
Other current assets                                                    332,000
Other assets                                                            518,000
Property and equipment, net of accumulated
depreciation                                                         23,053,000
                                                                   ------------
Total assets                                                       $ 27,933,000
                                                                   ============

Accounts payable                                                   $  2,401,000
Other current liabilities                                             1,450,000
Mortgages payable, current                                            1,400,000
Mortgages payable, noncurrent                                        23,989,000
                                                                   ------------
Total liabilities                                                    29,240,000

Partners' capital deficiency                                         (1,307,000)
                                                                   ------------
Total liabilities and capital deficiency                           $ 27,933,000
                                                                   ============

                                                        Year ended June 30,
                                                         1997          1996
                                                     --------------------------
Revenues                                             $22,339,000    $21,582,000
Expenses                                              20,991,000     21,276,000
                                                     --------------------------
Net income                                           $ 1,348,000    $   306,000
                                                     ==========================

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                                               June 30,
                                                          1998          1997
                                                       -------------------------
Mortgages payable due 1999-2009 bearing interest
  at fixed rates of 7.5% to 9.5% and variable rates
  (8.5% at June 30, 1998) based on prime (1), (3)
  and (4).                                             $22,378,769   $26,996,617
Onondaga County Industrial Development
  Agency Bonds (1) and (2)                                 600,000       900,000
7.0% note to development authority due 2000 (1)             42,174        69,536
                                                       -------------------------
                                                        23,020,943    27,966,153
Less payments due within one year                        1,395,593     1,668,654
                                                       -------------------------
                                                       $21,625,350   $26,297,499
                                                       =========================

(1)-- The net book value of real estate assets pledged as collateral is approximately $17,100,000 and $21,000,000 at June 30, 1998 and 1997,
      respectively.

(2)-- The Company entered into an agreement with the Onondaga County Industrial Development Agency (the "Agency") to finance the construction of two office buildings in Liverpool, New York. Under the terms of the agreement, the Agency issued $4,000,000 of industrial development revenue bonds. The financing was structured in the form of a lease whereby the Company committed to pay $74,050 per quarter plus interest (payable monthly) through December 1999. Interest is at a variable rate with a maximum of 9.5% per annum. At the completion of the lease term, the property will be transferred to the Company for a nominal sum. This transaction has been recorded as a purchase of the property.

      The Company has provided a letter of credit in the amount of $600,000 at June 30, 1998 as collateral for the foregoing financing.

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

(3)-- In fiscal 1998, the Company refinanced its mortgage loan collateralized by the Brookhaven Shopping Center in Brookhaven Pennsylvania. The new loan bears interest at 7.8% per annum and provides for monthly payments of $20,601 including principal and interest commencing February 1, 1998 through December 31, 2007 when the remaining unpaid balance of $1,722,000 will become due. The mortgage which had an outstanding balance of approximately $1,500,000 was refinanced for $2,500,000.

(4)-- The Company had a $10,000,000 term loan and a $2,000,000 revolving line of credit with its principal leader, collateralized by a mortgage on the East Newark Industrial Center. At June 30, 1997, $700,000 was outstanding under the line of credit and is included in "Notes payable." The term loan, which had an outstanding balance of $6,777,810 at June 30, 1997 required monthly principal payments of $55,555 and matured on August 1, 1997 when the remaining unpaid principal balance of $6,666,640 became due. The interest rate at June 30, 1997 on both facilities was 1% in excess of the lender's prime rate. Both loans were extended until October 31, 1997. On October 21, 1997 the Company replaced its existing indebtedness with a new lender. The new agreement provides for a $9,000,000 term loan with an interest rate equal to either (a) LIBOR plus 1.75%, (b) the Alternate Base Rate (as defined) plus 0.25% or (c) the Fixed Rate (as defined) plus 1.75% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. The term loan requires amortization payments of $358,800 per annum. The term loan matures in five years and the revolving line of credit expires in three years. At June 30, 1998, the term loan balance was $8,790,700 with a fixed rate of interest of 7.5% and there was no balance outstanding under the revolving line of credit.

(5)-- On August 31, 1998, the Company obtained a $4,000,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. Initially, $2,685,000 was borrowed, with $1,315,000 available to be borrowed when additional space is rented. The construction loan is for one year plus a one year extension option. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. Interest on the construction loan will be at the bank's prime rate from time to time, or at LIBOR plus 1.75% (at LIBOR plus 1.6% when the building is

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

      70% rented) for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

(6)-- On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520,000.The new $3,000,000 mortgage calls for monthly payments of $23,711 including principal and interest, bears interest at 7.25% and matures September 1, 2018. The old mortgage had monthly payments of $24,030, bore interest at 9.5% and matured May 1, 2002. The Company incurred a pre-payment penalty of $100,794.

Aggregate principal payments on debt outstanding as of June 30, 1998 are as follows:

                                                        Amount
                                                     -----------
                    Year ending June 30:
                       1999                          $ 1,395,593
                       2000                            1,430,949
                       2001                            2,381,249
                       2002                            3,135,228
                       2003                            7,802,370
                       Thereafter                      6,875,554
                                                     -----------
                                                     $23,020,943
                                                     ===========

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

6. Disclosures About Fair Value of Financial Instruments (continued)

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

      Notes Payable and Long-Term Debt: The carrying amount of notes payable and long-term debt with variable interest rates approximates fair value. For fixed rate notes payable, fair value ($21,408,000) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

      Mortgage Receivable: For the Company's fixed rate mortgage receivables, fair value is estimated using discounted cash flow analysis based on current interest rates for similar financial instruments. The carrying amount of the Company's mortgage receivables approximate their fair value.

7. Income Taxes

At June 30, 1998, the Company has net operating loss carryforwards of approximately $51,000,000 for income tax purposes that expire in years 2000 through 2002. Those carryforwards, which resulted from the merger of Merrimac Corporation ("Merrimac") into the Company on June 30, 1993, are available to reduce future taxable income, if any, of the Company but not the taxable income of any other member of the Company's group. Deferred tax assets and liabilities reflected the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               June 30,
                                                        1998            1997
                                                    ---------------------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis        $    (3,000)    $  (250,000)
   Book basis of carrying value of investee
     over tax basis                                          --        (491,000)
                                                    ---------------------------
Total deferred tax liabilities                           (3,000)       (741,000)
                                                    ---------------------------
Deferred tax assets:
   Net operating loss carryforwards                  17,260,000      22,440,000
   Book basis provisions                                503,000         231,000
                                                    ---------------------------
Total deferred tax assets                            17,763,000      22,671,000
   Valuation allowance                               17,260,000      22,423,000
                                                    ---------------------------
Net deferred tax assets                                 503,000         248,000
                                                    ---------------------------
Net deferred tax asset (liability)                  $   500,000     $  (493,000)
                                                    ===========================

The components of income (loss) before income taxes are as follow:

                                        For the year ended June 30,
                                1998                1997               1996
                            ---------------------------------------------------
Domestic                    $15,155,460          $2,707,621         $  (695,770)
Foreign                        (952,137)           (962,410)         (1,508,174)
                            ---------------------------------------------------
                            $14,203,323          $1,745,211         $(2,203,944)
                            ===================================================

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

Significant components of the income tax expense (benefit) are as follows:

                                     1998             1997              1996
                                 ----------------------------------------------
Current:
   Federal                       $  350,000          $100,000          $100,000
   State                          1,218,000           550,000           533,000
                                 ----------------------------------------------
Total current                     1,568,000           650,000           633,000
                                 ----------------------------------------------
Deferred:
   Federal                         (884,000)          (66,000)          (62,000)
   State                           (109,000)           (9,000)           (8,000)
                                 ----------------------------------------------
Total deferred                     (993,000)          (75,000)          (70,000)
                                 ----------------------------------------------
                                 $  575,000          $575,000          $563,000
                                 ==============================================

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense follows:

                                                         1998                       1997                      1996
                                             ------------------------------------------------------------------------------
                                                Amount        Percent       Amount       Percent       Amount       Percent
                                             ------------------------------------------------------------------------------
Tax at U.S. statutory rates                  $ 4,829,000       34.0%      $ 593,000       34.0%      $(749,000)     (34.0%)
Increases (reductions) resulting from:
   Alternative minimum tax                       350,000        2.5         100,000        5.7         100,000        4.5
   State taxes, net of federal tax benefit       732,000        5.2         530,000       30.4         525,000       23.8
   Adjustment of prior years underaccrual
     (overaccrual) of income tax                      --         --        (167,000)      (9.6)        159,000        7.2
   Loss from foreign operations (not
     subject to U.S. federal income
     taxes) reduced by portion charged to
     minority interest for which no tax
     benefit is recognized                       324,000        2.3         327,000       18.7         511,000       23.2
   Minority interest in loss from
     domestic operations                        (242,000)      (1.7)       (191,000)     (10.9)       (203,000)      (9.2)
   Equity in net loss of investees for
     which no tax benefit is recognized               --         --              --         --         351,000       15.9
   Net operating loss carryforwards           (5,180,000)     (36.5)       (763,000)     (43.7)       (253,000)     (11.5)
   Other items                                  (238,000)      (1.7)        146,000        8.4         122,000        5.6
                                             ------------------------------------------------------------------------------
                                             $   575,000        4.1%      $ 575,000       33.0%      $ 563,000       25.5%
                                             ==============================================================================

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $215,000 for each of the years ended June 30, 1998, 1997 and 1996.

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

The following table sets forth the funded status of the Merrimac pension plans at June 30:

                                                             1998                  1997
                                                     ------------------------------------------
                                                     Accumulated Benefits  Accumulated Benefits
                                                              In                    In
                                                        Excess of Assets     Excess of Assets
                                                     ------------------------------------------
Actuarial present value of benefit obligations
Vested                                                    $5,143,000            $4,802,000
                                                     ------------------------------------------
Projected benefit obligation                               5,143,000             4,802,000

Plan assets (primarily short-term money funds) at
   fair market value                                       4,187,000             4,105,000
                                                     ------------------------------------------
Plan assets less than projected benefit obligation           956,000               697,000

Unrecognized net gain                                       (112,000)              234,000
                                                     ------------------------------------------
Net pension liability recognized in the
   Consolidated Balance Sheet                             $  844,000            $  931,000
                                                     ==========================================

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans (continued)

Since a significant part of Merrimac's operations have been discontinued, substantially all employees included in the plan have been terminated and no additional service benefits will accrue to such employees.

Net periodic pension cost included the following components:

                                                 1998        1997        1996
                                              ---------------------------------
Interest cost on projected benefit obligation $ 353,000    $349,000   $ 349,000
Actual return on assets                        (404,000)   (323,000)    (65,000)
Net amortization and deferral                    79,000      10,000    (300,000)
                                              ---------------------------------
Total pension expense (benefit)               $  28,000    $ 36,000   $ (16,000)
                                              =================================

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6 3/4% at June 30, 1998 and 7 3/4% at June 30, 1997. The expected long-term rate of return on plan assets was 8% in all three years.

9. Leases

The Company is the lessee under a noncancellable operating ground lease which expires in 2065. The lease provides for rentals of $11,404 per year and requires future minimum rental payments aggregating $753,000 at June 30, 1998. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 11). Total rent expense for all operating leases amounted to approximately $126,000, $127,000 and $126,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

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

           The First Republic Corporation of America and Subsidiaries

9. Leases (continued)

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $3,100,000, $3,200,000 and $3,100,000 in the years ended June 30, 1998, 1997 and 1996, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                  Amount
                                               -----------
               Year ending June 30:
                  1999                         $12,400,000
                  2000                           9,600,000
                  2001                           8,600,000
                  2002                           5,800,000
                  2003                           3,900,000
                  Thereafter                    19,300,000
                                               -----------
                                               $59,600,000
                                               ===========

10. Commitments and Contingencies

a. The Company is conducting a major renovation at its hotel. The total project is expected to cost $3,200,000. As of June 30, 1998, the Company has entered into contractual commitments totaling approximately $2,900,000 and expended approximately $631,000 against these commitments.

b. A foreign subsidiary has issued a mortgage on its real estate to collateralize bank debt of the Mondragon Companies (see Note 4) of which $2,281,000 is outstanding at June 30, 1998.

           The First Republic Corporation of America and Subsidiaries

11. Related Party Transactions

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                                   Percent Ownership by
             Investment                      The Company        Related Party
--------------------------------------------------------------------------------

Bluepoints Company Inc. ("Bluepoints")           80.2%             19.8% (1)
Sunscape Associates                              50.0              50.0
The Mondragon Companies                          38.0              50.0 (2)
Larfico Larvas Del Pacifico S.A.                 62.5              25.0
Comercorp S.A.                                   62.5              25.0

(1)-- At June 30, 1998 and 1997, the minority share of stockholders' deficiency of Bluepoints amounted to $4,075,557 and $3,130,196, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)-- Bluepoints has made advances to the Mondragon Companies amounting to $5,911,065 and $4,126,928 at June 30, 1998 and 1997, respectively (see
      Note 4). Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

11. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:

                                                             Amount
                                               -------------------------------- Related Party
                 Transactions                      1998       1997       1996     Ownership
-------------------------------------------------------------------------------------------
Insurance purchased in participation with the
   Rosen Group Properties:
     Premiums incurred                           $254,000   $242,000   $264,000      --%
     Administrative fee received                   75,000     75,000     75,000      --
     Payable at June 30, to Rosen Group
     Properties for premiums above                 84,000    144,000    264,000      --
Home office rent                                  101,000     99,000     98,000     100
Interest on $640,000 note to the Estate of
   A.A. Rosen                                      61,000     60,000     61,000      --
Interest from the Estate of A.A. Rosen loans        3,000     50,000     45,000      --
Loans receivable from the Estate of A.A. Rosen         --     20,000    725,000      --
Note payable to the Estate of A.A. Rosen          640,000    640,000    640,000      --

See Note 4 for other related party information.

12. Other Matters

a. In June 1992, Whitlock, which was in the wool-combining business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets of Whitlock, consisting of land and building which are being held for sale, are recorded at their estimated net realizable value of $800,000 at June 30, 1998 ($1,050,000 at June 30, 1997). Losses of $526,000, $339,000 and $387,000 incurred in connection with the land and building held for sale were charged to operations during the years ended June 30, 1996, 1997, and 1998, respectively.

           The First Republic Corporation of America and Subsidiaries

12. Other Matters (continued)

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

      Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 1998.

c. During the years ended June 30, 1998, 1997 and 1996, there were 1,839,205 and 1,248 shares of stock purchased for treasury at a cost of $67,126, $6,805 and $41,477, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:

                                    All Positions
                                  and Offices with
        Name              Age         Registrant              Served Since
-------------------------------------------------------------------------------

Irving S. Bobrow          84    Director                      April 1983

Harry Bergman             56    Director                      October 1991
                                Treasurer                     June 1988
                                Secretary                     June 1988

Norman A. Halper          79    Director                      October 1969
                                President                     April 1983

Miriam N. Rosen           78    Director                      December 1994

Jonathan P. Rosen         54    Director                      February 1972
                                Vice President                September 1978
                                Chairman of the Board         December 1994

William M. Silverman      56    Director                      December 1981

Robert Nimkoff            37    Director                      April 1991
                                Vice President                June 1988

Jane G. Weiman            54    Director                      December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 1998, upon the election and qualification of their successors.

c. Not applicable.

d. Family Relationships

      Jonathan P. Rosen is the son of Miriam N. Rosen.

      Robert Nimkoff is a cousin of Jonathan P. Rosen.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based on written representations received by it, that for the year ended June 30, 1998, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

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

                    (a)                  (b)          (c)             (d)
                 Name and                           Annual        Other Annual
            Principal Position           Year    Compensation   Compensation (1)
--------------------------------------------------------------------------------

Jonathan P. Rosen                       6-30-98    $271,104        $10,239
Chairman                                6-30-97     260,955          9,645
                                        6-30-96     238,425          8,315

Norman A. Halper                        6-30-98     271,104         10,239
President and Chief Executive Officer   6-30-97     260,955          9,645
                                        6-30-96     238,425         12,704

Robert Nimkoff                          6-30-98     104,461          6,639
Vice President                          6-30-97     101,497          6,572
                                        6-30-96      92,979          6,120

Harry Bergman                           6-30-98     169,710         10,239
Secretary--Treasurer                    6-30-97     152,052          9,645
                                        6-30-96     133,996          9,062

Stephen L. Bernstein                    6-30-98     202,826         10,239
VP & Corporate Counsel                  6-30-97     195,784          9,645
                                        6-30-96     179,177         10,897

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

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 1998. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                Among The First Republic Corporation of America,
                        Dow Jones Global-US and Dow Jones
                         Independent-Conglomerates Index
                           Fiscal Year Ending June 30

                               [Performance Graph]

                                            1993  1994  1995  1996  1997  1998
                                            ----  ----  ----  ----  ----  ----
The First Republic Corporation of America   $100  $ 74  $ 59  $ 70  $ 65  $ 87
Dow Jones Global - US                        100   101   127   160   214   280
Dow Jones Independent - Conglomerates        100   100   127   193   296   411

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a. Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 16, 1998:

                                               Amount and Nature
Title of             Name and Address            of Beneficial         Percent
 Class             of Beneficial Owner           Ownership (1)         of Class
-------------------------------------------------------------------------------
 Common        Mary Nimkoff                        92,991 (2)            13.87%
               26 Buttonball Lane
               Weston, Connecticut

 Common        Jonathan P. Rosen                  227,726 (3)            33.98
               40 East 69th St.
               New York, New York

 Common        Lynn M. Silverman                  113,350                16.91
               911 Park Avenue
               New York, New York

 Common        Jane G. Weiman                     113,290                16.90
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

b. Security Ownership of Management

      The following table sets forth as of September 16, 1998 certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                               Common Stock
                                      Common Stock             of Bluepoints
                              --------------------------------------------------
                                 Amount         Percent      Amount      Percent
        Name of Officer       Beneficially         of     Beneficially     of
          or Director           Owned (1)        Class       Owned        Class
--------------------------------------------------------------------------------

Irving S. Bobrow                     200           .03%
Robert Nimkoff                     5,547 (2)       .83
Norman A. Halper                     400           .06
Jonathan P. Rosen                227,726         33.98         500 (3)     4.95%
Miriam N. Rosen                    7,677          1.15         500 (3)     4.95
William M. Silverman                 200 (4)       .03             (4)
Jane G. Weiman                   113,290         16.90         500         4.95
All officers and directors
   as a group (7 persons)        355,040         52.98       1,500        14.85

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a. Transactions with Management and Others

      Lynn M. Silverman, a principal stockholder of the Company, Jane G. Weiman, a director and principal stockholder of the Company, Jonathan P. Rosen, a director, chairman of the board and principal stockholder of the Company, and Miriam N. Rosen, a director of the Company, own in the aggregate 19.8% of the outstanding shares of Bluepoints. The remainder of the shares of Bluepoints is owned by the Company. Lynn M. Silverman is the wife of William M. Silverman, a director of the Company.

      Bluepoints held a second mortgage loan on the industrial center owned by the Company in East Newark, New Jersey. From July 1997 through October 1997, the Company made payments of $39,960 with respect to such loan, $3,178 of which was applied to the payment of interest and $36,782 to amortization of principal. On October 21, 1997, the outstanding principal balance, $96,108 was repaid.

      The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $8,500 per month as of June 30, 1998, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

      The Estate of A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian corporations engaged in shrimp farming operations. The Estate of A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12-1/2% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. The note is a demand note and bears interest at 1% above the prime rate in effect at the Bank of New York. From July 1, 1997 through August 21, 1998, the Estate of A.A. Rosen received $61,000 in interest on the $640,000 note. The Company has advanced money on behalf of the Estate of A.A. Rosen to Mondragon; there is no balance owed at June 30, 1998. Amounts advanced are payable upon demand by the Estate of A.A. Rosen and bears interest at 1% above the prime rate in effect at the Bank of New York. The Estate of A.A. Rosen repaid all advances and has paid $3,000 in interest during the year.

b. Certain Business Relationships

      The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan P. Rosen (the "Rosen Group Properties").

      This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 1998, 1997 and 1996, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $254,000, $242,000 and $264,000, respectively. The Company received fees of $75,000 in fiscal 1998, 1997 and 1996, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 1998, approximately $84,000 was payable to Rosen Group Properties.

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

c. Indebtedness of Management

      The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 1998, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1989 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at The Bank of New York and are due August 1999. Since July 1, 1997, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

      In addition, as of August 31, 1998, Mondragon was indebted to Bluepoints for $5,911,065 of loans made by Bluepoints to Mondragon on various dates between August 28, 1991 and June 11, 1998 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at the Bank of New York and have no fixed maturity. Since July 1, 1997, the largest aggregate amount of outstanding indebtedness from Mondragon to Bluepoints was $5,911,065. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness.

      Since July 1, 1997, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $1,185,000, which was the balance at June 30, 1998. Such loans bear no interest and have no fixed maturity. Since July 1, 1997, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $25,000. Said indebtedness has no fixed maturity and is noninterest bearing.

      As of August 31, 1998, Bluepoints was indebted to the Company for $32,856,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 31, 1998. Such loans bear interest at the rate of 1% over the prime rate in effect at the Bank of New York and are due on demand. Since July 1, 1997, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $32,856,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

      The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 1998, the amount of the guarantee was $4,075,557.

d. Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
a. 1. Financial Statements

      The following financial statements of The First Republic
      Corporation of America and Subsidiaries are included in Part II,
      Item 8:

         Reports of Independent Auditors...................................17
         Consolidated Balance Sheets--June 30, 1998 and 1997
         Consolidated Statements of Operations--Years Ended
           June 30, 1998, 1997 and 1996
         Consolidated Statements of Retained Earnings--Years Ended
           June 30, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows--Years Ended
           June 30, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts....................60
         Schedule III--Real Estate and Accumulated Depreciation............61

      All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

b.    Reports on Form 8-K

      One Form 8-K was filed during the fourth quarter ended June 30, 1998.

      On April 1, 1998 under Item 2 - Acquisition or Disposition of Assets, the Company sold a building owned by it to an unaffiliated entity.

c.    Exhibits

   3.  Articles of Incorporation and bylaws

      (i) Articles of Incorporation are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1981.

      (ii) Bylaws are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1992.

   21. Subsidiaries of the Company.........................................65

   27. Financial Data Schedule.............................................66

      The First Republic Corporation of America and Subsidiaries

            Schedule II--Valuation and Qualifying Accounts

---------------------------------------------------------------------------------------------------------------------------
              Col. A                       Col. B                   Col. C                        Col. D          Col. E
---------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                        ----------------------------------
                                         Balance at       Charged to        Charged to                          Balance at
                                        Beginning of      Costs and      Other Accounts--      Deductions--       End of
            Description                    Period          Expenses          Describe            Describe         Period
---------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1998:
   Allowance for doubtful accounts        $240,410         $63,403                               $     --        $303,813
                                        ============================                           ============================

Year ended June 30, 1997:
   Allowance for doubtful accounts        $210,345         $30,065                               $     --        $240,410
                                        ============================                           ============================

Year ended June 30, 1996:
   Allowance for doubtful accounts        $253,679         $35,534                               $ 78,868 (a)    $210,345
                                        ============================                           ============================

(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 1998

       Column A              Column B            Column C              Column D                  Column E              Column F
-----------------------------------------------------------------------------------------------------------------------------------
                                             Initial Cost to       Cost Capitalized        Gross Amount at Which
                                                 Company             Subsequent to     Carried at Close of Period(a)
                                          ----------------------      Acquisition      ------------------------------
                                                      Buildings   --------------------           Buildings
                                                     and Related              Carrying          and Related           Accumulated
      Description          Encumbrances      Land       Assets     Additions    Costs    Land      Assets     Total   Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
250 W. 39th Street
   Building,
   New York, New York--
   Eighteen story
     office building                      $  437,559  $1,155,129  $ (609,785)          $437,559  $ 545,344  $ 982,903   $ 111,265

Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen multi-story
     industrial
     buildings                               188,573   2,163,945     182,664            188,573  2,346,609  2,535,182     639,885

Four Points Hotel--
   Syracuse, Liverpool,
   New York--Hotel
   operations                                          1,651,923   5,296,153                     6,948,076  6,948,076   5,090,605

East Newark, New Jersey--
   Thirty multi-story
     industrial
     buildings             $8,790,700 (b)    605,089   4,068,693  (2,324,136)           605,089  1,744,557  2,349,646     309,499

Greensboro Plaza,
   Greensboro, North
   Carolina--
   Shopping center          3,810,123        379,947   1,696,953     694,852            379,947  2,391,805  2,771,752   1,886,628

Greensboro South,
   Greensboro, North
   Carolina--
   Shopping center          2,492,707        419,739   1,350,376   1,306,722            706,906  2,369,931  3,076,837   1,589,081

Nyanza Building,
   Woonsocket, Rhode
   Island--
   Four story
   industrial building                        60,000   1,288,139  (1,110,650)            60,000    177,489    237,489      62,096

       Column A               Column G    Column H     Column I
-------------------------------------------------------------------

                                                     Life on Which
                                                    Depreciation in
                                                     Latest Income
                              Date of       Date      Statements
      Description           Construction  Acquired    is Computed
-------------------------------------------------------------------
250 W. 39th Street
   Building,
   New York, New York--
   Eighteen story
     office building                       5/19/67     5-15 years

Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen multi-story
     industrial
     buildings                             7/01/62    10-20 years

Four Points Hotel--
   Syracuse, Liverpool,
   New York--Hotel
   operations                              3/17/69     5-15 years

East Newark, New Jersey--
   Thirty multi-story
     industrial
     buildings                             3/11/63    21-1/3 years

Greensboro Plaza,
   Greensboro, North
   Carolina--
   Shopping center                        12/01/74    21-1/3 years

Greensboro South,
   Greensboro, North
   Carolina--
   Shopping center                        12/01/74    21-1/3 years

Nyanza Building,
   Woonsocket, Rhode
   Island--
   Four story
   industrial building                    11/01/68    10-20 years

           The First Republic Corporation of America and Subsidiaries

                            Year ended June 30, 1998

       Column A              Column B              Column C              Column D                        Column E
-------------------------------------------------------------------------------------------------------------------------------
                                               Initial Cost to       Cost Capitalized             Gross Amount at Which
                                                   Company             Subsequent to           Carried at Close of Period(a)
                                            ----------------------      Acquisition       -------------------------------------
                                                        Buildings   --------------------              Buildings
                                                       and Related              Carrying             and Related
      Description          Encumbrances        Land       Assets     Additions    Costs     Land        Assets       Total
-------------------------------------------------------------------------------------------------------------------------------
Richmond Shopping
   Center,
   Richmond, Virginia--
   Shopping center                          $  293,814  $   758,886  $  217,955           $  360,507  $   910,148  $ 1,270,655

First Republic Office
   Park,
   Liverpool, New York--
   Two, two-story
   office buildings           $600,000 (c)     351,600    4,124,526   1,190,599              351,600    5,315,125    5,666,725

Virginia Beach Shopping
   Center,
   Virginia Beach,
   Virginia--
   Shopping center           2,531,723         250,241      772,113     452,979              397,338    1,077,995    1,475,333

The First Republic
   Building Corp.,
   Liverpool, New York--
   Motor hotel (c)                             413,779    5,681,562                          413,779    5,681,562    6,095,341

Jefferson National Bank
   Building--Miami,
   Florida--
   Six story office
   building                  2,275,000       2,044,409    5,643,015                        2,044,409    5,643,015    7,687,424

Brookhaven Shopping
   Center,
   Brookhaven,
   Pennsylvania--
   Shopping Center           2,478,516         521,798    3,632,019    (538,967)             149,456    3,465,394    3,614,850

Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new
   construction at
   222 Merrimac St                             195,213      377,317   4,020,780              236,713    4,356,597    4,593,310

Melbourne, Florida,
   Vacant land                               1,439,714                    3,150            1,442,864                 1,442,864
                           ----------------------------------------------------           ------------------------------------
Totals                     $22,978,769 (d)  $7,601,475  $34,364,596  $8,782,316           $7,774,740  $42,973,647  $50,748,387
                           ====================================================           ====================================


       Column A               Column F      Column G    Column H     Column I
---------------------------------------------------------------------------------

                                                                   Life on Which
                                                                  Depreciation in
                                                                   Latest Income
                            Accumulated     Date of       Date      Statements
      Description           Depreciation  Construction  Acquired    is Computed
---------------------------------------------------------------------------------
Richmond Shopping
   Center,
   Richmond, Virginia--
   Shopping center          $   631,464                  3/15/76       25 years

First Republic Office
   Park,
   Liverpool, New York--
   Two, two-story
   office buildings           1,407,944                 10/01/85     5-40 years

Virginia Beach Shopping
   Center,
   Virginia Beach,
   Virginia--
   Shopping center              672,848                  3/30/76  25-31.5 years

The First Republic
   Building Corp.,
   Liverpool, New York--
   Motor hotel (c)            5,681,562                  9/21/62    10-25 years

Jefferson National Bank
   Building--Miami,
   Florida--
   Six story office
   building                   1,821,285                  4/27/88   31-1/2 years

Brookhaven Shopping
   Center,
   Brookhaven,
   Pennsylvania--
   Shopping Center            2,324,342                 12/16/76     5-33 years

Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new
   construction at
   222 Merrimac St               87,471                 10/25/87    10-25 years

Melbourne, Florida,
   Vacant land
                            -----------
Totals                      $22,315,975
                            ===========

(a) Cost for Federal income tax purposes approximates amounts reflected in Column E.
(b) A mortgage is held by the bank who provides a line of credit to the Company.
(See Note 5 to the consolidated financial statements.)
(c) Assets of the First Republic Building Corp. are also pledged as collateral for the Onondaga County Industrial Development Agency Bonds. (See Note 5 to the consolidated financial statements.)
(d) Excludes $42,000 of mortgages on real estate used in the textile operations.

           The First Republic Corporation of America and Subsidiaries

                                                                          Year ended June 30,
                                          ---------------------------------------------------------------------------------------
                                                      1996                        1997                           1998
                                          ---------------------------------------------------------------------------------------
                                           Real Estate    Accumulated   Real Estate    Accumulated    Real Estate    Accumulated
                                              Owned      Depreciation      Owned       Depreciation      Owned       Depreciation
                                          ---------------------------------------------------------------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of
   the year:
     Balance, beginning of year           $ 50,250,400   $ 22,675,090   $ 49,957,852   $ 23,455,743   $ 51,135,193   $ 24,553,722
     Additions                                 546,167      1,619,368      1,484,689      1,405,327      5,239,516      1,230,651
     Deductions:

       Write-offs of fully depreciated
         assets                               (838,715)      (838,715)      (307,348)      (307,348)      (229,445)      (229,445)
       Sale of assets                                                                                   (5,396,877)    (3,238,953)
                                          ---------------------------------------------------------------------------------------
     Balance, end of year                 $ 49,957,852   $ 23,455,743   $ 51,135,193   $ 24,553,722   $ 50,748,387   $ 22,315,975
                                          =======================================================================================

Note: Includes assets used in the real estate and hotel operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE FIRST REPUBLIC CORPORATION OF AMERICA

                                     By /s/ Norman A. Halper
                                        -------------------------------------
                                        Norman A. Halper, Chief Executive
                                          and Chief Operating Officer

                                     By /s/ Harry Bergman
                                        -------------------------------------
                                        Harry Bergman, Chief Financial and
                                          Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                          Date: October 13, 1998

/s/ Harry Bergman
--------------------------------------------------
                           Harry Bergman, Director

/s/ Irving S. Bobrow
--------------------------------------------------
                        Irving S. Bobrow, Director

/s/ Norman A. Halper
--------------------------------------------------
                        Norman A. Halper, Director

/s/ Robert Nimkoff
--------------------------------------------------
                          Robert Nimkoff, Director

/s/ Jonathan P. Rosen
--------------------------------------------------
                       Jonathan P. Rosen, Director

                            LANGOMORRO, LANGOSTINERA
                               EL MORRO CIA. LTDA.
                            AND AFFILIATED COMPANIES


                                            ====================================
                                            Audit Report of the Consolidated and
                                                   Combined Financial Statements
                                                       On June 30, 1998 and 1997

                       [Letterhead of BDO Stern Cia Ltda.]

Independent Auditor's Report

To the Board of Directors
Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies New York, U.S.A.

We have audited the consolidated and combined balance sheet of Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies as of June 30, 1998 and 1997 and the related consolidated and combined statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally, accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langomorro, Langostinera El Morro, Cia. Ltda. and Affiliated companies to June 30, 1998, and 1997, and the results of their operations and their cash flows for the each of the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles prevailing in the United States of America.


/s/ BDO Stern Cia Ltda.

August 7, 1998
Guayaquil, Ecuador

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                        Consolidated and Combined Balance Sheets

=====================================================================================================
As of June 30,                                                      1998                   1997
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash in bank                                          US$          5,218     US$          3,998
   Accounts receivable (Note A)                                     365,679                353,832
   Due from related parties (Note B)                              2,638,176              2,690,604
   Inventories (Note C)                                           1,875,118              1,230,474
   Prepaid expense                                                    8,528                 13,359
   Temporary investments                                              1,042                  1,381
-----------------------------------------------------------------------------------------------------
Total current assets                                              4,893,761              4,293,648

Property, machinery and equipment (Note D)                        9,951,861              8,868,506
Permanent investments (Note E)                                        3,066                  3,066
Others assets (Note F)                                              323,375                538,955
-----------------------------------------------------------------------------------------------------
                                                         US$     15,172,063     US$     13,704,175
=====================================================================================================
Liabilities and stockholder's equity
 Current liabilities:

   Bank loans payable (Note G)                           US$      2,837,817     US$      2,679,920
   Notes and accounts payable (Note H)                              640,486                554,465
   Due to related parties (Note I)                                2,163,223              4,893,458
   Interest payable                                                 832,074                500,974
   Accrued expenses                                                   7,284                  5,144
-----------------------------------------------------------------------------------------------------
Total current  liabilities                                        6,480,884              8,633,961

Long-term debt (Note J)                                           4,677,355                307,355

Stockholder's equity:

   Common stock, S/. 10.000 and S/. 5.000 par
     value per share, 12,010,000 and 311,918 shares
     authorized, issued, and outstanding (Note K)                 6,200,550              1,041,546
   Additional paid-in capital (Note L)                            6,440,789             11,550,709
   Accumulated deficit (Note M)                                  (8,627,515)            (7,829,396)
-----------------------------------------------------------------------------------------------------
Total stockholder's equity                                        4,013,824              4,762,859
-----------------------------------------------------------------------------------------------------
                                                         US$     15,172,063     US$     13,704,175
=====================================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                  Consolidated and Combined Statements of Operations and Deficit

==============================================================================================
For the year ended June 30,                   1998                1997              1996
----------------------------------------------------------------------------------------------
Income:

Net sales (Note O)                   US$    3,989,836    US$    2,734,905   US$   1,594,053
Other income                                   47,836              46,247            49,408
Gain in translation                                                 8,789            77,114
----------------------------------------------------------------------------------------------
                                            4,037,672           2,789,941         1,720,575

Cost and operating expenses:

   Cost of products sold                    3,657,148           2,674,544         2,001,964
   Administrative expenses                    103,552             279,085           355,599
   Loss on translation                         50,367
   Amortization of facilities costs                               215,583           215,581
   Interest expenses                        1,024,724           1,066,251         1,211,873
   Others expenses                                                 18,329             5,438
----------------------------------------------------------------------------------------------
                                            4,835,791           4,253,792         3,790,455
----------------------------------------------------------------------------------------------
Net loss                                     (798,119)         (1,463,851)       (2,069,880)
Deficit as of June 30, 1997                (7,829,396)         (6,365,545)       (4,295,665)
----------------------------------------------------------------------------------------------
Accumulated deficit, June 30
(Note M)                             US$   (8,627,515)   US$   (7,829,396)  US$  (6,365,545)
==============================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                         Statement of Cash Flows - Direct Method

========================================================================================================
For the year ended June 30,                             1998                1997              1996
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Cash paid to suppliers and employees           US$   (1,382,081)   US$     (928,248)  US$  (1,865,211)
Financial expenses                                     (572,295)           (783,365)         (926,899)
Other income                                             47,836              29,793            45,115
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                (1,906,540)         (1,681,820)       (2,746,995)
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

Addition in property, machinery and equipment        (1,329,603)           (946,494)         (939,607)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                (1,329,603)           (946,494)         (939,607)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

Net borrowing under line-of-credit
   agreement-net payments                             3,208,816             673,256           587,434
Additional paid-in capital                                                2,006,742         3,116,871
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities             3,208,816           2,679,998         3,704,305
--------------------------------------------------------------------------------------------------------
Effect due to variation in cash exchange rate            28,547             (48,670)          (18,876)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                           1,220               3,014            (1,173)
Cash at beginning of the period                           3,998                 984             2,157
--------------------------------------------------------------------------------------------------------
Cash at end of the period                      US$        5,218    US$        3,998   US$         984
========================================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.

                                                        and Affiliated Companies

             Reconciliation of Net Loss to Net Cash Used by Operating Activities

=========================================================================================================
For the year ended June 30,                                1998                1997               1996
---------------------------------------------------------------------------------------------------------
   Net loss                                       US$    (798,119)  US$    (1,463,851)  US$   (2,069,880)

   Adjustments to reconcile net loss to net cash used by operating activities:

   Depreciation                                           246,248             133,854            140,377
   Amortization of facilities costs                       215,580             215,583            215,581
   Loss on translation                                     50,367              (8,789)           (77,114)

Changes in operating assets and liabilities:

   Increase in accounts receivable and related
   parties                                               (673,495)         (1,751,704)          (595,993)
   Increase in inventories                               (637,352)           (292,205)          (449,554)
   (Decrease) increase in prepaid expenses                  2,243               5,643            (12,004)
   Increase in accrued expenses                           407,385             247,005            300,323
   (Decrease) increase in accounts payable and
   due to related parties                                (719,397)          1,232,644           (198,731)
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities             US   (1,906,540)  US$    (1,681,820)  US$   (2,746,995)
=========================================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                     Summary of Significant Accounting Practices

================================================================================

Business description                    Langomorro, Langostinera El Morro Cia.
                                        Ltda. was founded on November 11, 1981
                                        in Guayaquil. Ecuador, for the purpose
                                        of carrying out fishing activities. The
                                        Company, purchased 99.98% of the capital stock of Camazul Cia. Ltda. and both maintain production relationships with
                                        Isca. Isla Camaronera C.A. The
                                        affiliated companies' activities, taken
                                        as a whole (the Company), are the
                                        nursery and grow-out, harvest and export of shrimp.

                                        On May 23, 1991, 38% of the total shares issued by Langomorro and Camazul was acquired by Marchelot S.A., a wholly-owned Subsidiary of Bluepoints of Bermuda.

Operations                              Since the beginning of operations in
                                        1981 and until June 30, 1998, the
                                        Company has had recurring losses
                                        totaling US$8,627,515. The origins of
                                        these recurrent losses are principally
                                        the deficiencies in the effective
                                        exploitation and productivity in prior
                                        years of the 542 hectares of land
                                        available in the ponds and grow-out
                                        pools.

Principles of consolidation and         The consolidated and combined financial
combination                             statements include the accounts of
                                        Camazul Cia. Ltda., and Isca, Isla
                                        Camaronera C.A. in conformity with
                                        accounting principles generally accepted in the United States of America
                                        (USA-GAAP). Investments and all
                                        transactions and balances between
                                        consolidated parties have been
                                        eliminated.


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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                     Summary of Significant Accounting Practices

================================================================================

Property, machinery                     Are recorded at cost. Expenditures for
and equipment                           maintenance and repairs are charged to
                                        expense as incurred, whereas major
                                        improvements are capitalized. The
                                        depreciation was calculated using the
                                        straight -line method, based on the
                                        following estimated useful lives of the
                                        related assets: 40 years for pools and
                                        structures, machinery and equipment, 20
                                        years for boats, 10 years for furniture, laboratory equipment, various; and 5 years for vehicles.

Changes in the                          The Sucre financial statements have been
purchasing power                        prepared using the traditional
of the local currency                   historical cost basis, in accordance
                                        with generally accepted accounting
                                        principles and, accordingly, do not
                                        attempt to reflect changes in the
                                        purchasing power of the Sucre.

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

                                        The purchasing power of the local
                                        currency measured by the Consumer Price
                                        Index, calculated by the National
                                        Institute of Statistics and Census, is
                                        as follows:

                                        Year Ended December 31  Annual inflation
                                        ----------------------------------------
                                                 1994                  25%
                                                 1995                  23%
                                                 1996                  26%
                                                 1997                  31%
                                                 1998     June 30,     36%

Translation of foreign                  The financial position, the results of
currency and exchange                   operations and the cash flows of the
rates                                   Company are expressed in Ecuadorian
                                        Sucres and translated into U.S. Dollars
                                        as follows:

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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                     Summary of Significant Accounting Practices

================================================================================

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

                                        The translation into U.S. Dollars should not be assumed as representation that Sucres have been. could have been, or could in the future be converted into U.S. Dollars at these or any other exchange rates.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

A.    Accounts receivable

      Following a summary of this account:

                                                       June 30,
      -------------------------------------------------------------------------
                                                     1998               1997
      -------------------------------------------------------------------------
      Clients               (1)           US$       271,123   US$      275,723
      Suppliers from abroad                          14,000             26,638
      Employees                                       4,190              3,362
      Others                                         76,366             48,109
      -------------------------------------------------------------------------
                                          US$       365,679   US$      353,832
      =========================================================================

                        (1) Corresponds to shrimp delivery not liquidated by Emporsa, Isca, Camazul with Promariscos.

B.    Due from related parties

      Following a summary of this account:

                                                   June 30,
      -------------------------------------------------------------------------
                                                     1998               1997
      -------------------------------------------------------------------------
      Larfico, Larvas del Pacifico S.A.   US$     2,369,999   US$    2,263,104
      Comercial Inmobiliaria
        Golconsa S.A.                                10,849             10,613
      Comercorp                                     239,575            341,299
      Neneta S.A.                                                       36,629
      Bunsen                                          5,640             24,388
      Inmobiliaria Ma. Luciana                       11,449
      Ing. Carlos Perez                                                 14,571
      Other companies, individually
        immaterial                                      664
      -------------------------------------------------------------------------
                                          US$     2,638,176   US$    2,690,604
      =========================================================================

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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

C.    Inventories

      Following a summary of this account:

                                                   June 30,
      -------------------------------------------------------------------------
                                                     1998               1997
      -------------------------------------------------------------------------
        Products in process                US$    1,820,299   US$    1,174,760
        Materials and supplies                       54,819             55,714
      -------------------------------------------------------------------------
                                           US$    1,875,118   US$    1,230,474
      =========================================================================

D.    Property, machinery and equipment

      Following a summary of this account:

                                                   June 30,
      -------------------------------------------------------------------------
                                                    1998               1997
      -------------------------------------------------------------------------
      At acquisition cost:
        Vehicles                           US$      280,221   US$      223,151
        Fishing boats                               366,145            256,431
        Machinery and equipment                     806,751            701,020
        Construction in progress                    450,151             81,059
        Furniture and office equipment               54,314             66,475
        Various                                     102,344             77,921
        Installations                                 8,074              6,511
        Land                                          4,184              4,184
        Pools and reservoirs                      1,490,422          1,485,807
        Recirculation of water (1)                7,401,471          6,821,030
        Sluices for channels                        188,863            188,863
        Tools and fishing tackle                      3,169              3,232
        Pumping station                             548,614            503,381
        Laboratory equipment                          9,732              6,775
        Housing for personnel                        78,896             78,896
        Other properties                             22,252             20,643
        Wall repairs                                 89,699             59,333
        Wharf                                         1,760              1,760
        Offices in Guayaquil                         76,840             76,840
        Computation equipment                         9,013
      -------------------------------------------------------------------------
                                                 11,992,915         10,663,312
        Less accumulated depreciation             2,041,054          1,794,806
      -------------------------------------------------------------------------
                                           US$    9,951,861   US$    8,868,506
      =========================================================================

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

                        (1) This accounts was incorporated in June 1996 and started its depreciation on July 1996

E.    Permanent investments

      Following a summary of this account:

                                                    June 30,
      -------------------------------------------------------------------------
                                   Percentage of
                                    stock owned        1998               1997
      -------------------------------------------------------------------------
      Larvas del Pacifico S.A.    0,06       US$        307    US$         307
      Isca, Isla Camaronera C.A   0,06                2,759              2,759
      -------------------------------------------------------------------------
                                             US$      3,066    US$       3,066
      =========================================================================

F.    Other assets

      Following a summary of this account:

                                                    June 30,
      -------------------------------------------------------------------------
                                                       1998               1997
      -------------------------------------------------------------------------
      Langomorro and Camazul:
        Facilities costs                     US$    721,471    US$     721,471
      Isca:
        Facilities costs                            356,439            356,439
      -------------------------------------------------------------------------
        Total                                     1,077,910          1,077,910
        Amortization                               (754,535)          (538,955)

                                             US$    323,375    US$     538,955
      =========================================================================

                        This account is amortized in five years, starting on January 1995.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

G.    Bank loans payable

      Following a summary of this account:

                                                          June 30,
      --------------------------------------------------------------------------
                                                          1998           1997
      --------------------------------------------------------------------------
      Pacific Bank:
        Obligation in dollars due in August,
           1997 and October, 1998 with interest,
           13% and 17,28%                          US$   407,000  US$   660,000
        Advances on future export-loans at the
           free market exchange rate                     270,000        334,000
        Obligation in Sucres, due in July, 1998
           with interest at 51,19%                        34,117

      LLoyds Bank:
        Obligations in dollars due in July, 1997
           with interest, 14%                                           150,000
        Obligations in Sucres, due in July and
           September, 1998 with interest at 46%
           and 50%                                       720,243        527,373

      Banco Agricola y de Comercio:
        Obligations in dollars due in July and
           September, 1998, interest 13% annual          850,000
      --------------------------------------------------------------------------
                                                       2,281,360      1,671,373
      Bank overdraft                                     556,457      1,008,547
      --------------------------------------------------------------------------
                                                   US$ 2,837,817  US$ 2,679,920
      ==========================================================================



                        The obligations are guaranteed with the personal signature of the Company President.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

H.    Notes and accounts payable

      Following a summary of this account:

                                                          June 30,
      --------------------------------------------------------------------------
                                                           1998         1997
      --------------------------------------------------------------------------
      Suppliers:
        Promariscos, Proveedores de Mariscos S.A.(1) US$           US$   87,109
        Expalsa, Exportadora de Alimentos S.A.                               34
        Statecourt Enterprises                   (2)      405,000       405,000
      --------------------------------------------------------------------------
                                                          405,000       492,143
      Tax returns                                          24,843        16,276
      Others                                              210,643        46,046
      --------------------------------------------------------------------------
                                                     US$  640,486  US$  554,465
      ==========================================================================

                        (1) Starting January 1997 the Company changed the shrimp commercialization. It no longer exports but sells locally to Empacadora Promariscos and the reflected balance corresponds to an advance received, that will be settled against shrimp delivery.

                        (2) The accounts with related parties correspond to loans by current accounts maintained with the Company, non-interest bearing and without fixed maturity.

I.    Due to related parties

      Following a summary of this account:

                                                       June 30,
                 ---------------------------------------------------------------
                                                        1998             1997
                 ---------------------------------------------------------------

                 Emporsa                       US$   1,065,750   US$  1,052,193
                 Camarecsa                              35,127           56,255
                 Marchelot                              51,467           76,390
                 Bluepoints                          1,005,339        3,700,388
                 Ing. Carlos Perez                       4,119
                 Others                                  1,421            8,232
                 ---------------------------------------------------------------

                                               US$   2,163,223   US$  4,893,458
                 ===============================================================

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

                        As of June 30, 1997 and 1996, Bluepoints includes US$ 989,496 for advances on future export-loans, recorded at the free market rate of exchange.

J.    Long-term debt payable

      Following a summary of this account:

                                                    June 30,
      --------------------------------------------------------------------------
                                                    1998                1997
      --------------------------------------------------------------------------
      Bluepoints Co. Inc.:
        Langomorro, Langostinera
           El Morro Cia. Ltda.            US$     2,270,000     US$     307,355
        Isca, Isla Camaronera C.A.                1,550,000
        Camazul Cia. Ltda.                          550,000
      --------------------------------------------------------------------------
                                                  4,370,000
      Marchelot S.A.                                307,335
      --------------------------------------------------------------------------
                                          US$     4,677,355     US$     307,355
      ==========================================================================

                        The obligation with Bluepoints Co. Inc. was generated in June, 1998 with a 9,25% prime interest rate and a three years term, with semestral payments starting from December, 1998.

K.    Common stock

      Following a summary of this account:

                                                      June 30,
      --------------------------------------------------------------------------
                                                    1998                1997
      --------------------------------------------------------------------------
        Langomorro, Langostinera
           El Morro Cia. Ltda.            US$     4,887,880     US$     171,573
        Isca, Isla Camaronera C.A.                1,312,670             869,973
      --------------------------------------------------------------------------
                                          US$     6,200,550     US$   1,041,546
      ==========================================================================

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

L.    Additional paid-in capital

      Following a summary of this account:

                                                 June 30,
      --------------------------------------------------------------------------
                                                 1998                   1997
      --------------------------------------------------------------------------
      Balance June 30                 US$     11,550,709      US$     9,543,967
      Additions from July 1, 1997 to              49,085              2,006,742
        June 30, 1998,
      Capitalization                          (5,159,005)
      --------------------------------------------------------------------------
                                      US$      6,440,789      US$    11,550,709
      ==========================================================================

M.  Accumulated deficit                 As of June 30, 1998 and 1997 the Company
                                        maintains an accumulated deficit of US$
                                        8,627,515 and US$ 7,829,396
                                        respectively, the current liabilities
                                        exceeded total current assets by US$
                                        1,587,123 in 1998 and US$ 4,340,313 in
                                        1997. The origins of these recurrent
                                        losses are principally the deficiencies
                                        in the effective exploitation and
                                        productivity in prior years of the 716
                                        hectares of land available, of which 542 correspond to ponds and grow-out pools, another 71 are used as service areas and 103 hectares are unused.

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

N.  Exchange rates                      The free market exchange rate in effect
                                        on June 30, 1998 and 1997 was S/.5.276
                                        to US$ 1.00 (S/. 5.427 to US$ 1.00 on
                                        August 7, 1998) and S/.3.982 to US$1.00
                                        (S/.4.057 to US$1.00 on August 4, 1997
                                        respectively).

O. Sales                                The volumes of shrimp sold by the
                                        individual companies were as follows:


                                     Volume                Year ended June 30,
-------------------------------------------------------------------------------
Company                        1998     1997            1998            1997
-------------------------------------------------------------------------------
Langomorro, Langostinera
El Morro Cia. Ltda. &
Camazul Cia. Ltda             869,816  568,957  US$  2,421,541  US$  1,775,719
Isca, Isla Camaronera C.A     579,559  322,602       1,568,295         959,186
-------------------------------------------------------------------------------
Total                       1,449,375  891,559  US$  3,989,836  US$  2,734,905
===============================================================================

                                        In 1998 and 1997 the 869,816 and 568,957
                                        pounds of shrimp sold by Langomorro Cia.
                                        Ltda. were produced utilizing 393
                                        hectares, resulting in a productivity of
                                        2.213 and 1.448 pounds per hectare
                                        respectively in these years. The 579,559 and 322,602 pounds of shrimp sold by Isca C.A. were produced utilizing 149 hectares, resulting in a productivity of 3,890 and 2,165 pounds per hectare respectively in these years.

P. Related companies' transactions      The Company has bought US$ 723,084 of
                                        shrimp larvae from Larfico, Larvas del
                                        Pacifico S.A. during the year ended June
                                        30, 1998.

Q. Income tax return                    The income tax returns of the Companies
                                        have been reviewed up to different
                                        periods, without important observations
                                        from the tax authorities, as shown
                                        below:

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

      Companies                             Period Reviewed
      --------------------------------------------------------------------------
      Langostinera del Morro (Langomorro)   1994
      Isla, Camaronera (Isca)               1994
      Camazul                               1994
      --------------------------------------------------------------------------

R. Subsequent events                  o Between June 30, 1997 and August 7,
                                        1998, date of issue of this report, no
                                        subsequent events have accrued that, in
                                        the opinion of the Company's management, could have an important effect on these financial statements.

--------------------------------------------------------------------------------