Form 10-Q
period 1998-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1998-12-03
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998               Commission File Number 0-1437
--------------------------------------------------------------------------------

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

                                                       Yes |X|      No |_|

As of November 25, 1998, there were 670,221 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,     June 30,
                                                        1998            1998
                                                    -------------    -----------
                                                     (UNAUDITED)     (SEE NOTE
                                                                      BELOW)
Assets

Current Assets
     Cash and Cash Equivalents                       $ 7,777,304     $ 8,590,167
     Accounts Receivable                               3,823,144       3,501,860
     Inventories (Note 2)                              5,757,523       5,415,534
     Other Current Assets                              2,651,981       1,697,870
                                                     -----------     -----------

          Total Current Assets                        20,009,952      19,205,431
                                                     -----------     -----------

Property, Plant and Equipment                         80,115,682      78,538,620
          Less: Accumulated Depreciation              34,792,166      34,758,123
                                                     -----------     -----------
                         Net Properties               45,323,516      43,780,497
                                                     -----------     -----------

Other Assets                                          25,484,734      24,979,826
                                                     -----------     -----------

TOTAL ASSETS                                         $90,818,202     $87,965,754
                                                     ===========     ===========

Liabilities & Stockholders' Equity

Current Liabilities                                  $ 9,060,884     $ 8,666,241
                                                     -----------     -----------

Long Term Debt                                        24,515,846      21,625,350
                                                     -----------     -----------

Other Liabilities and Deferred Credits                 2,273,191       2,503,871
                                                     -----------     -----------

Stockholders' Equity:
     Common Stock                                      1,175,261       1,175,261
     Other Stockholders' Equity                       53,793,020      53,995,031
                                                     -----------     -----------
          Total Stockholders' Equity                  54,968,281      55,170,292
                                                     -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $90,818,202     $87,965,754
                                                     ===========     ===========

NOTE: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended
                                                           September 30,

                                                       1998            1997
                                                   ------------    ------------

Revenues
    Net Sales-Products                             $  4,778,584    $  6,769,072
    Real Estate and Hotel Operations                  5,073,050       5,907,255
    Other (including equity in net
    loss of affiliated entities)                        173,033          42,898
                                                   ------------    ------------

         Total Revenues                              10,024,667      12,719,225
                                                   ------------    ------------

Expenses
    Cost of Sales                                     4,456,065       5,742,471
    Operating-real estate and hotel                   2,088,240       2,360,144
    Selling, general & administrative                 1,648,217       1,698,349
    Depreciation and amortization                       901,779         954,065
    Real estate taxes                                   509,635         639,244
    Interest                                            797,388         800,932
                                                   ------------    ------------

         Total Expenses                              10,401,324      12,195,205
                                                   ------------    ------------

    (Loss) Income before income
    taxes and minority interests                       (376,657)        524,020
    Income taxes - Note 3                              (103,000)       (313,000)
    Minority interests                                  278,046         284,148
                                                   ------------    ------------

         Net (Loss) Income                         $   (201,611)   $    495,168
                                                   ============    ============

    (Loss) Income per share:
         Net  (Loss) Income - Basic and Diluted    $       (.30)   $        .74
                                                   ============    ============


Average shares outstanding - Basic and Diluted          670,221         672,051

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                  Three Months Ended
                                                                     September 30,

                                                                 1998           1997
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net (Loss) Income                                           $  (201,611)   $   495,168
    Adjustments to Reconcile (Loss) Income to Net
    Cash (Used) Provided by Operating Activities:
      Depreciation and Amortization                               901,779        954,065
      Minority Interests' Share of Loss in
        Subsidiaries                                             (278,046)      (284,148)
  Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts and Other Receivables      (321,284)       362,380
      Increase in Inventories                                    (341,989)      (728,079)
      (Increase) Decrease in Other Assets                        (954,111)        31,380
      Increase in Accounts Payable                                394,643        151,697
      Decrease in Other Liabilities                              (230,680)       (73,780)
                                                              -----------    -----------

        NET CASH (USED) PROVIDED BY OPERATIONS                 (1,031,299)       908,683
                                                              -----------    -----------

INVESTING ACTIVITIES
  Purchase of Property Plant and Equipment                     (2,444,798)      (968,681)
  Investment in and Advances to Affiliated Entities-Net          (226,862)    (1,553,543)
  Payments Received on Mortgages Receivable                            --            727
                                                              -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                  (2,671,660)    (2,521,497)
                                                              -----------    -----------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable to Banks            3,185,000      1,615,000
  Payments on Mortgages and Notes Payable to Banks               (294,504)      (332,117)
  Other Financing Activities                                         (400)        (1.320)
                                                              -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES               2,890,096      1,281,563
                                                              -----------    -----------

  DECREASE IN CASH AND CASH EQUIVALENTS                          (812,863)      (331,251)
  Cash and Cash Equivalents at Beginning of Period              8,590,167      1,932,075
                                                              -----------    -----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 7,777,304    $ 1,600,824
                                                              ===========    ===========

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented, have been made.

2. INVENTORIES

                                                September 30,          June 30,
                                                    1998                 1998
                                                -------------         ----------

Work-in process and
  raw materials                                   $2,643,850          $2,231,594
Finished goods                                     3,113,673           3,183,940
                                                  ----------          ----------
                                                  $5,757,523          $5,415,534
                                                  ----------          ----------

3. INCOME TAXES

                                                       Three Months Ended
                                                          September 30,
                                                    1998                1997
                                                  --------            --------

Federal                                           $ 25,000            $ 50,000
State                                               78,000             263,000
                                                  --------            --------
                                                  $103,000            $313,000
                                                  --------            --------

4. EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board in February 1997 had no impact on the earnings per share calculation of the Company due to the fact that the Company does not have any dilutive securities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the three months ended September 30, 1998 increased by approximately $410. Net cash used by operating activities was approximately $1,031. Net cash provided by financing activities was approximately $2,890. Net cash of approximately $2,672 was used for investing activities.

On August 31, 1998, the Company obtained a $4,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. Initially, $2,685 was borrowed, with $1,315 available to be borrowed when additional space is rented. The construction loan is for one year plus a one year extension option. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. Interest on the construction loan will be at the bank's prime rate from time to time, or at LIBOR plus 1.75% (at LIBOR plus 1.6% when the building is 70% rented) for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520. The new $3,000 self liquidating mortgage calls for monthly payments of $24 including principal and interest, bears interest at 7.25% and matures October 2018. The old mortgage had monthly payments of $24, bore interest at 9.5% and matured May 1, 2002. The Company incurred an immaterial prepayment penalty of $100.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures in five years and the revolving line of credit matures in three years. At September 30, 1998 the term loan balance was $8,701 and nothing was outstanding under the revolving line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended September 30, 1998 and 1997

Income from operations before income taxes and minority interests decreased $901. The components are as follows

                                                                      (Decrease)
                                       1998              1997          Increase
                                      -------          -------         -------

Real Estate                           $ 1,653          $ 1,728         $   (75)
Hotel                                      64              108             (44)
Seafood                                  (992)            (555)           (437)
Textiles                                  (90)             259            (349)
Corporate                              (1,012)          (1,016)              4
                                      -------          -------         -------
                                      $  (377)         $   524         $  (901)
                                      -------          -------         -------

REAL ESTATE

      Revenues decreased $612 and earnings decreased $75. This was due to the sale of the Video Film Center in the last fiscal year, which had revenues of $1,018 and earnings of $272 in the first quarter last year. Operating profits increased at substantially all of the other properties. There were no significant variations in any expense category.

HOTEL

      Revenues decreased $222 over last year due to renovations being conducted at the hotel. Hotel earnings decreased $44 as a result of the lower revenues.

SEAFOOD

      Revenues decreased $1,124 in the current period. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $387 this year as compared to last years loss of $424 due principally to continuing problems at our shrimp hatchery caused by colder water temperatures and the transition from the weather phenomenon known as "El Nino". Our scallop operation in Florida lost $451 as compared to a profit last year of $33 due to lack of availability of product.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings decreased $202 to $91 for the quarter due to lower revenues. Hanora South and J & M Dyers recognized a combined loss of $152 compared to last years profit of $4 due to higher revenues at J & M last year. Whitlock Combing incurred a loss of $29 in the current period as compared to a loss of $38 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $868.

CORPORATE/OTHER

      Corporate expenses including interest on the Company's term loan and revolving line of credit decreased by $4.

YEAR 2000 COMPLIANCE

      The Company has completed an assessment and has been advised by its independent computer software provider that its accounting systems and programs will be year 2000 compliant and that year 2000 compliant shall mean that neither performance nor functionality will be affected by dates prior to, during and after the year 2000. The total year 2000 cost is approximately $25 which is being expensed as incurred and is expected to be completed by March 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the company.

The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits: None

      Reports: There were no reports on Form 8-K filed during the quarter ended September 30 1998.


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


                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                   Registrant



Date: December 2, 1998                 /s/ Stephen L. Bernstein
                                       -----------------------------------------
                                                 Stephen L. Bernstein
                                                    Vice President



Date: December 2, 1998                 /s/ Harry Bergman
                                       -----------------------------------------
                                                    Harry Bergman
                                                     Treasurer