Form 10-K/A
period 1998-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1999-02-02
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes |X| No | |


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

                       Documents Incorporated by Reference
                       -----------------------------------
                                 See Item 14(c)

                    The First Republic Corporation of America

                                 10-K/A Contents

                                                                            Page
                                                                            ----

PART I

Item 1.  Business............................................................  1
Item 2.  Properties..........................................................  5
Item 3.  Legal Proceedings...................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders.................  9

PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters............................................. 10
Item 6.  Selected Financial Data............................................. 11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 12
Item 7a. Quantitative and Qualitative Disclosures about Market Risks......... 17
Item 8.  Financial Statements and Supplementary Data......................... 18
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 50

PART III

Item 10. Directors and Executive Officers of the Registrant.................. 51
Item 11. Executive Compensation.............................................. 53
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 55
Item 13. Certain Relationships and Related Transactions...................... 57

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K... 60

Signatures .................................................................. 65

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

ITEM 2. PROPERTIES

           Location                            General Character (1)
--------------------------------------------------------------------------------

Real Estate Segment

Junior Coat Building                 18-story office, showroom and
250 W. 39th Street                   manufacturing facility; 182,000 rentable
New York, New York                   square feet; 94% rented.

Jefferson National Bank Building     6-story office building; 39,300 rentable
4100 Pinetree Drive                  square feet; 100% rented.
Miami Beach, Florida

First Republic Office Park           Two, two-story office buildings with
Thruway and Electronics Parkway      49,000 and 35,000 rentable
Liverpool, New York                  square feet; 14 acres of land; 97% rented.

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

Hotel Segment

Hotel--Syracuse                      288-room motor hotel and convention center;
Thruway and Electronics Parkway      indoor pool; to be operated under a Holiday
Liverpool, New York                  Inn franchise starting January 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                Fiscal year ended June 30,
                                              ------------------------------------------------------------
                                                  1998        1997        1996         1995       1994
                                              ------------------------------------------------------------
                                                        (In thousands, except per share amounts)

Revenues                                        $ 50,061    $ 50,220    $ 45,612    $ 48,216    $ 48,119
                                              ============================================================

Gain on sale of real estate held for rental     $ 12,922      NONE       NONE         NONE        NONE
                                              ============================================================

Income before interest and income taxes         $ 17,130    $  4,814    $    912    $  4,450    $  3,308
                                              ============================================================

Interest costs                                  $  2,927    $  3,068    $  3,115    $  2,993    $  2,166
                                              ============================================================

  Income (loss) from continuing operations
    before extraordinary income and
    cumulative effect of accounting change      $ 13,628    $  1,170    $ (2,767)   $  1,010    $     88
                                              ============================================================

Net income (loss) per share of common
  stock - basic and diluted                     $  20.29    $   1.74    $  (4.11)   $   1.50    $    .13
                                              ============================================================

Total assets                                    $ 87,966    $ 81,336    $ 79,239    $ 82,740    $ 80,164
                                              ============================================================

Long-term debt                                  $ 21,625    $ 26,297    $ 23,810    $ 25,540    $ 23,870
                                              ============================================================

Stockholders' equity                            $ 55,170    $ 41,609    $ 40,446    $ 43,254    $ 42,264
                                              ============================================================

Cash dividends per common share                  NONE         NONE       NONE         NONE        NONE
                                              ============================================================

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

The Company's equity share of losses from Ecuadorian shrimp operations was $328,000 in fiscal year 1998 as compared to a loss of $582,000 in fiscal 1997. Efforts are being made to increase shrimp production through the use of the Company's newly patented Mariculture System, rehabilitation of the farms and improved farming techniques. The Company closed a loan with the Overseas Private Investment Corporation in December 1998 for $5,600,000. The loan bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest. After the repayment of $2,800,000 of loans in Ecuador with interest rates ranging from 13% to 51% the repayment of approximately $1.4 million to the Company and $1 million held in escrow reserve accounts, $400,000 remained for working capital needs for the Ecuadorian shrimp operations. Although there can be no assurance that the shrimp operations will improve, the Company believes that operations will substantially improve in the second half of fiscal 1999 as a result of the reduction in interest costs and the efforts to increase production as discussed above.

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


                                                           /s/ Ernst & Young LLP

New York, New York
September 23, 1998

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                                          June 30,
                                                                     1998         1997
                                                                 ------------------------
Assets
Current assets:
  Cash and cash equivalents                                      $ 8,590,167  $ 1,442,536
  Restricted cash                                                         --      489,539
  Accounts and rents receivable, net of allowances of
    $303,813 and $240,410                                          3,395,191    4,901,188
  Mortgages receivable--current portion (Note 3 and 6)               106,669        3,001
  Other receivables including  $20,000 in 1997 due from
    related party                                                    572,236      486,233
  Inventories (Note 1)                                             5,415,534    3,501,650
  Prepaid expenses and other assets                                1,125,634    1,299,460
                                                                 ------------------------
Total current assets                                              19,205,431   12,123,607

Real estate held for rental and hotel, at cost (Notes 5 and 9):
  Land                                                             7,774,740    8,399,740
  Building and improvements                                       42,973,647   42,735,453
                                                                 ------------------------
                                                                  50,748,387   51,135,193
  Less accumulated depreciation                                   22,315,975   24,553,722
                                                                 ------------------------
                                                                  28,432,412   26,581,471

Other property, plant and equipment, at cost (Note 1):
  Land                                                             1,591,775    1,530,849
  Buildings and improvements                                       8,105,775    6,882,827
  Leaseholds and improvements                                      1,785,939    1,785,939
  Machinery, equipment, parts and vehicles                        14,453,536   14,953,145
  Furniture and furnishings                                          503,806      421,662
  Construction-in-progress                                         1,349,402    1,535,923
                                                                 ------------------------
                                                                  27,790,233   27,110,345
  Less accumulated depreciation and amortization                  12,442,148   12,424,042
                                                                 ------------------------
                                                                  15,348,085   14,686,303

Deferred income tax (Note 7)                                         500,000           --
Mortgages receivable--net of current portion (Note 3 and 6)               --      106,669

Investments in and advances to affiliated entities
  (Notes 1 and 4)                                                  8,735,346   13,059,763
Tenant improvements, net of accumulated amortization of
  $3,322,169 and $3,158,338                                        7,483,766    6,580,337
Unamortized leasing, financing and other deferred costs            1,803,248    1,983,828

Other assets:
  Cash and securities in trust for tenants' security deposits      1,198,173    1,642,868
  Mortgage escrow funds and security deposits                        107,595       89,649
  Assets held for sale (Note 12)                                     800,000    1,050,000
  Due from related parties (Note 11)                               4,075,557    3,130,196
  Other                                                              276,141      301,202
                                                                 ------------------------
                                                                   6,457,466    6,213,915
                                                                 ------------------------

Total assets                                                     $87,965,754  $81,335,893
                                                                 ========================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                 June 30,
                                                            1998         1997
                                                        ------------------------
Liabilities and stockholders' equity
Current liabilities:
  Notes payable (Notes 4, 5 and 6)                      $   524,900  $ 1,527,000
  Note payable, related party (Note 11)                     640,000      640,000
  Current portion of long-term debt (Notes 5 and 6)       1,395,593    1,668,654
  Accounts payable                                        1,797,987    2,331,518
  Accrued expenses and taxes payable                      2,925,597    2,317,498
  Due to related parties (Note 11)                        1,288,907    1,374,035
  Other liabilities                                          93,257       93,257
                                                        ------------------------
Total current liabilities                                 8,666,241    9,951,962

Long-term debt (Notes 5 and 6)                           21,625,350   26,297,499

Deferred income tax (Note 7)                                     --      492,926

Other liabilities:
  Tenants' security deposits payable                      1,198,173    1,642,868
  Accrued pension (Note 8)                                  843,824      931,448
                                                        ------------------------
                                                          2,041,997    2,574,316

Minority interests                                          461,874      410,095
                                                        ------------------------
Total liabilities                                        32,795,462   39,726,798

Stockholders' equity:
  Common stock, $1 par value:
    Authorized, 2,400,000 shares;
    Issued, 1,175,261 shares                              1,175,261    1,175,261
  Additional paid-in capital                             15,000,753   15,000,753
  Retained earnings                                      43,471,684   29,843,361
                                                        ------------------------
                                                         59,647,698   46,019,375
  Less treasury stock, at cost--505,036 and
    503,197 shares (Note 12)                              4,477,406    4,410,280
                                                        ------------------------
Total stockholders' equity                               55,170,292   41,609,095
Leases, commitments and contingencies (Notes 9 and 10)
                                                        ------------------------
Total liabilities and stockholders' equity              $87,965,754  $81,335,893
                                                        ========================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations

                                                                        Year ended June 30,
                                                                1998           1997           1996
                                                           -------------------------------------------

Revenues:
  Sales--textiles and seafood                              $ 25,873,482   $ 24,949,212   $ 22,329,954
  Rents and other revenues--real estate and hotel
    operations                                               23,207,992     23,285,138     22,390,066
  Other (including interest income of approximately
    $492,000, $261,000 and $83,000, respectively)               979,901      1,986,069        891,536
  Equity in income (loss) of affiliated entities (Note 4)       319,932          9,216     (2,065,609)
                                                           -------------------------------------------
                                                             50,381,307     50,229,635     43,545,947
                                                           -------------------------------------------
Costs and expenses:
  Cost of sales                                              23,900,935     22,205,567     20,460,983
  Operating costs--real estate and hotel operations          12,329,325     14,153,958     13,495,292
  Depreciation and amortization                               3,977,670      4,052,848      3,817,390
  Interest                                                    2,926,778      3,068,457      3,115,460
  Selling, general and administrative                         6,832,226      5,750,101      5,575,769
  Writedown of property and equipment
    (Note 1 and 12)                                             250,000        249,875        418,110
  Minority interests' share of loss of subsidiaries          (1,116,844)      (996,382)    (1,133,113)
                                                           -------------------------------------------
                                                             49,100,090     48,484,424     45,749,891
                                                           -------------------------------------------
Income (loss) before income taxes and gain on sale            1,281,217      1,745,211     (2,203,944)
Gain on sale of real estate held for rental                  12,922,106             --             --
                                                           -------------------------------------------
Income (loss) before income taxes                            14,203,323      1,745,211     (2,203,944)
Income tax expense (Note 7)                                     575,000        575,000        563,000
                                                           -------------------------------------------
Net income (loss)                                          $ 13,628,323   $  1,170,211   $ (2,766,944)
                                                           ===========================================
Per share of common stock (Note 1):
Net income (loss) - basic and diluted                            $20.29          $1.74         $(4.11)
                                                           ===========================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings

                                                  Year ended June 30,
                                           1998          1997          1996
                                       -----------------------------------------

Balance, beginning of year             $29,843,361   $28,673,150   $ 31,440,094

Net income (loss) for the year          13,628,323     1,170,211     (2,766,944)
                                       -----------------------------------------

Balance, end of year                   $43,471,684   $29,843,361   $ 28,673,150
                                       =========================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                   Year ended June 30,
                                                           1998           1997          1996
                                                      ------------------------------------------
Operating activities
Net income (loss)                                     $ 13,628,323   $  1,170,211   $(2,766,944)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Gain on sale of real estate held for rental        (12,922,106)            --            --
    Depreciation and amortization                        3,977,670      4,052,848     3,817,390
    Writedown of property and equipment                    250,000        249,875       418,110
    Deferred income taxes                                 (992,926)       (75,000)      (70,000)
    Equity in (income) loss of affiliated
      entities                                            (319,932)        (9,216)    2,065,609
    Minority interests' share of loss in
      subsidiaries                                      (1,116,844)      (996,382)   (1,133,113)
    Changes in operating assets and
      liabilities:
        Accounts, rents and other receivables            1,419,994        605,636      (454,526)
        Inventories                                     (1,913,884)     1,419,633       550,717
        Prepaid and other assets                           173,826       (183,736)       43,104
        Due from related parties                                --             --       217,250
        Accounts payable                                  (533,531)       439,144       519,513
        Accrued and other current liabilities              608,099        229,178       346,274
        Due to related parties                             (85,128)       630,243      (149,581)
        Other liabilities                                 (532,319)      (573,107)       62,428
                                                      ------------------------------------------
Cash provided by operating activities                    1,641,242      6,959,327     3,466,231
                                                      ------------------------------------------
Investing activities
Purchases of real estate held for rental                (5,239,516)    (1,484,689)     (546,167)
Purchases of other property plant and
  equipment                                             (2,434,634)    (3,034,177)   (1,502,017)
Additions to tenant improvements                        (2,894,918)    (1,602,630)     (861,659)
Sale of real estate held for rental                     16,097,352             --            --
Investment in affiliated entities                       (2,077,323)    (1,239,862)     (993,338)
Distribution in excess of equity in earnings
  from affiliated entities                               6,721,672        437,225       350,741
Payments received on mortgages receivable                    3,001        620,556     1,002,273
Other investing activities                                 632,390       (207,282)       78,205
                                                      ------------------------------------------
Net cash provided by (used in) investing
  activities                                            10,808,024     (6,510,859)   (2,471,962)
                                                      ------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                                   Year ended June 30,
                                                           1998           1997          1996
                                                      ------------------------------------------
Financing activities
Proceeds from mortgage and notes payable to banks     $ 13,100,000   $ 13,800,000   $ 2,200,000
Payments on mortgages and notes payable to banks       (19,047,310)   (13,318,667)   (3,520,859)
Minority interests' additional paid-in capital             223,262             --        82,671
Purchases of treasury stock                                (67,126)        (6,805)      (41,477)
                                                      ------------------------------------------
Net cash provided by (used in) financing activities     (5,791,174)       474,528    (1,279,665)
                                                      ------------------------------------------

Net increase (decrease) in cash and cash equivalents     6,658,092        922,996      (285,396)
Cash and cash equivalents at the beginning of year       1,932,075      1,009,079     1,294,475
                                                      ------------------------------------------
Cash and cash equivalents at the end of year          $  8,590,167   $  1,932,075   $ 1,009,079
                                                      ==========================================

Supplemental disclosure
Income taxes paid                                     $  1,000,307   $    742,626   $   503,095
Interest paid                                         $  2,955,080   $  3,059,458   $ 3,127,523

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

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations

Following is information about the Company's industry segments for each of the three years ended June 30:

                                          1998           1997           1996
                                     -------------------------------------------
Revenues:
  Real estate                        $ 17,541,502   $ 18,057,022   $ 17,104,302
  Hotel                                 5,550,305      5,770,014      5,413,092
  Seafood                              10,086,562      9,965,316      7,458,512
  Textile                              16,558,529     15,841,319     15,229,106
  Corporate                               324,477        586,748        406,544
                                     -------------------------------------------
                                     $ 50,061,375   $ 50,220,419   $ 45,611,556
                                     ===========================================
Operating profit (loss):
  Real estate (a)                    $  5,892,293   $  4,931,831   $  4,512,789
  Hotel                                   589,592        673,149        501,442
  Seafood                              (3,248,239)    (1,375,272)    (2,146,319)
  Textile (b)                             321,931        262,494       (372,844)
                                     -------------------------------------------
Total operating profit                  3,555,577      4,492,202      2,495,068

Corporate expenses                     (3,238,897)    (3,486,351)    (3,151,081)
Corporate interest expense               (796,716)      (852,986)    (1,021,979)
Corporate revenue                         324,477        586,748        406,544
Gain on sale of real estate            12,922,106             --             --
Equity in income (loss) of
  affiliated entities (c)                 319,932          9,216     (2,065,609)
Minority interests' share of
  loss of subsidiaries                  1,116,844        996,382      1,133,113
                                     -------------------------------------------
Income (loss) before income
  taxes                              $ 14,203,323   $  1,745,211   $ (2,203,944)
                                     ===========================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                          1998           1997           1996
                                     -------------------------------------------
Identifiable assets:
  Real estate                        $ 36,104,553   $ 34,898,169   $ 33,719,375
  Hotel                                 3,203,609      2,805,387      2,938,507
  Seafood                              17,251,584     14,724,084     12,590,789
  Textile                              11,195,286     11,797,287     12,685,459
  Corporate and other (d)              20,210,722     17,110,966     17,304,860
                                     -------------------------------------------
                                     $ 87,965,754   $ 81,335,893   $ 79,238,990
                                     ===========================================
Depreciation and
  amortization:
    Real estate                      $  1,977,797   $  1,891,940   $  1,795,298
    Hotel                                 275,800        387,903        471,486
    Seafood                               736,009        665,192        286,959
    Textile                               948,297      1,045,591      1,179,043
    Corporate and other                    39,767         62,222         84,604
                                     -------------------------------------------
                                     $  3,977,670   $  4,052,848   $  3,817,390
                                     ===========================================
Capital expenditures--net:
  Real estate                        $  7,426,669   $  2,941,453   $  1,228,017
  Hotel                                   707,765        145,865        179,809
  Seafood (e)                           1,561,186      2,792,954      1,167,317
  Textile                                 838,335        230,015        242,266
  Corporate and other                      35,113         10,939         92,434
                                     -------------------------------------------
                                     $ 10,569,068   $  6,121,226   $  2,909,843
                                     ===========================================

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

           The First Republic Corporation of America and Subsidiaries

3. Mortgages Receivable

A summary of mortgages receivable is as follows:

                                    Interest                             June 30,
           Description                Rate      Maturity Date       1998        1997
---------------------------------------------------------------------------------------

First lien on condominiums          8%-8.4%    (1)                $106,669    $109,670
                                                                -----------------------
                                                                   106,669     109,670
Less payment due within one
  year included in current assets                                  106,669       3,001
                                                                -----------------------
                                                                 $      -     $106,669
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

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                                                 Company's                         Company's
                                              Investments and                  Equity in Income
                                                 Advances                           (Loss)
                             Company's     --------------------      -----------------------------------
                             Ownership           June 30,                   Year ended June 30,
                             Percentage     1998         1997         1998          1997          1996
                           -----------------------------------------------------------------------------
                                                           (In Thousands)
Sunscape Associates               50%      $   469      $   490      $    25       $    17       $   (90)
Lambert(3)                       100%           --           --           --            --        (1,033)(1)
Mondragon Companies               38%        8,249        6,501         (328)         (582)         (990)
Health Care Entities(2)         49.9%           --        6,029          623           574            47
Other                        Various            17           40           --            --            --
                                           -------------------------------------------------------------
                                           $ 8,735      $13,060      $   320       $     9       $(2,066)
                                           =============================================================

(1)-- Includes approximately $682,000 of loss related to write-off of the excess of the Company's cost of investment over net assets acquired, as a result of continuing net losses incurred by the affiliate.

(2)-- Equity in income is net of amortization of the Company's cost of investment which exceeded its underlying share of Partnerships' deficiency at date of acquisition. Such excess, which amounted to approximately $3,400,000 and $3,500,000 at June 30, 1997 and 1996, respectively, was being amortized over 40 years. The Company sold these interests in the current fiscal year.

(3)-- Prior to December 1996 the Company owned 50% of Lambert International Fisheries Inc.

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

                                                         Year ended June 30,
                                                       1997(1)          1996
                                                   ----------------------------
Revenues                                           $  23,000        $    47,000
Costs and expenses                                  (301,000)        (1,308,000)
Loss on disposal and write-off of assets                  --           (805,000)
                                                   ----------------------------
Net loss                                           $(278,000)       $(2,066,000)
                                                   ============================

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

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)


Condensed combined financial information of the Mondragon Companies is as follows:

                                                               June 30,
                                                        1998             1997
                                                    ----------------------------
Assets
Current assets                                      $ 4,894,000      $ 4,294,000
Property and equipment--net of accumulated
   depreciation                                       9,952,000        8,869,000
Other assets                                            326,000          542,000
                                                    ----------------------------
Total assets                                        $15,172,000      $13,705,000
                                                    ============================

Liabilities
Notes payable--banks                                $ 2,838,000      $ 2,676,000
Due to Bluepoints and other affiliates                2,895,000        5,329,000
Other current liabilities                               748,000          630,000
                                                    ----------------------------
Total current liabilities                             6,481,000        8,635,000

Long-term debt--Bluepoints                            4,677,000          307,000
                                                    ----------------------------
Total liabilities                                    11,158,000        8,942,000

Stockholders' equity                                  4,014,000        4,763,000
                                                    ----------------------------
Total liabilities and equity                        $15,172,000      $13,705,000
                                                    ============================

                                              Year ended June 30,
                                  1998               1997               1996
                              --------------------------------------------------
Revenues                      $ 4,038,000        $ 2,790,000        $ 1,721,000
Costs and expenses              4,836,000          4,254,000          3,791,000
                              --------------------------------------------------
Net loss                      $  (798,000)       $(1,464,000)       $(2,070,000)
                              ==================================================

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

Condensed combined financial information of the 49.9% owned partnerships was as follows:

                                                                     June 30,
                                                                       1997
                                                                   ------------

Cash                                                               $  1,167,000
Accounts receivable, net                                              2,863,000
Other current assets                                                    332,000
Other assets                                                            518,000
Property and equipment, net of accumulated
   depreciation                                                      23,053,000
                                                                   ------------
Total assets                                                       $ 27,933,000
                                                                   ============

Accounts payable                                                   $  2,401,000
Other current liabilities                                             1,450,000
Mortgages payable, current                                            1,400,000
Mortgages payable, noncurrent                                        23,989,000
                                                                   ------------
Total liabilities                                                    29,240,000

Partners' capital deficiency                                         (1,307,000)
                                                                   ------------
Total liabilities and capital deficiency                           $ 27,933,000
                                                                   ============

                                                    Year ended June 30,
                                               1997                      1996
                                            ------------------------------------
Revenues                                    $22,339,000              $21,582,000
Expenses                                     20,991,000               21,276,000
                                            ------------------------------------
Net income                                  $ 1,348,000              $   306,000
                                            ====================================

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                                              June 30,
                                                      1998              1997
                                                  ------------------------------
Mortgages payable due 1999-2009
  bearing interest at fixed rates
  of 7.5% to 9.5% and variable
  rates (8.5% at June 30, 1998)
  based on prime (1), (3) and (4)                 $22,378,769        $26,996,617
Onondaga County Industrial
  Development Agency Bonds (1)
  and (2)                                             600,000            900,000
7.0% note to development authority
  due 2000 (1)                                         42,174             69,536
                                                  ------------------------------
                                                   23,020,943         27,966,153
Less payments due within one year                   1,395,593          1,668,654
                                                  ------------------------------
                                                  $21,625,350        $26,297,499
                                                  ==============================

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

Aggregate principal payments on debt outstanding as of June 30, 1998 are as follows:

                                                           Amount
                                                       -------------
           Year ending June 30:
              1999                                     $   1,395,593
              2000                                         1,430,949
              2001                                         2,381,249
              2002                                         3,135,228
              2003                                         7,802,370
              Thereafter                                   6,875,554
                                                       -------------
                                                       $  23,020,943
                                                       =============

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

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             June 30,
                                                    1998                1997
                                                --------------------------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis $ (3,000) $ (250,000) Book basis of carrying value of investee
      over tax basis                                      --           (491,000)
                                                --------------------------------
Total deferred tax liabilities                        (3,000)          (741,000)
                                                --------------------------------
Deferred tax assets:
   Net operating loss carryforwards               17,260,000         22,440,000
   Book basis provisions                             503,000            231,000
                                                --------------------------------
Total deferred tax assets                         17,763,000         22,671,000
   Valuation allowance                            17,260,000         22,423,000
                                                --------------------------------
Net deferred tax assets                              503,000            248,000
                                                --------------------------------
Net deferred tax asset (liability)              $    500,000       $   (493,000)
                                                ================================

The components of income (loss) before income taxes are as follow:

                                         For the year ended June 30,
                              1998                 1997                1996
                         -------------------------------------------------------
Domestic                 $ 15,155,460          $ 2,707,621          $  (695,770)
Foreign                      (952,137)            (962,410)          (1,508,174)
                         -------------------------------------------------------
                         $ 14,203,323          $ 1,745,211          $(2,203,944)
                         =======================================================

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

Significant components of the income tax expense (benefit) are as follows:

                                 1998                1997               1996
                              -------------------------------------------------
Current:
   Federal                    $   350,000          $ 100,000          $ 100,000
   State                        1,218,000            550,000            533,000
                              -------------------------------------------------
Total current                   1,568,000            650,000            633,000
                              -------------------------------------------------
Deferred:
   Federal                       (884,000)           (66,000)           (62,000)
   State                         (109,000)            (9,000)            (8,000)
                              -------------------------------------------------
Total deferred                   (993,000)           (75,000)           (70,000)
                              -------------------------------------------------
                              $   575,000          $ 575,000          $ 563,000
                              =================================================

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense follows:

                                                                      1998                     1997                    1996
                                                           -------------------------------------------------------------------------
                                                               Amount      Percent      Amount      Percent      Amount     Percent
                                                           -------------------------------------------------------------------------
Tax at U.S. statutory rates                                $ 4,829,000      34.0%     $ 593,000      34.0%     $(749,000)    (34.0%)
Increases (reductions) resulting from:
   Alternative minimum tax                                     350,000       2.5        100,000       5.7        100,000       4.5
   State taxes, net of federal tax benefit                     732,000       5.2        530,000      30.4        525,000      23.8
   Adjustment of prior years underaccrual
      (overaccrual) of income tax                                 --        --         (167,000)     (9.6)       159,000       7.2
   Loss from foreign operations (not subject to
      U.S. federal income taxes) reduced by
      portion charged to minority interest for
      which no tax benefit is recognized                       324,000       2.3        327,000      18.7        511,000       23.2
   Minority interest in loss from domestic
      operations                                              (242,000)     (1.7)      (191,000)    (10.9)      (203,000)      (9.2)
   Equity in net loss of investees for which no
      tax benefit is recognized                                     --        --             --        --        351,000       15.9
   Net operating loss carryforwards                         (5,180,000)    (36.5)      (763,000)    (43.7)      (253,000)     (11.5)
   Other items                                                (238,000)     (1.7)       146,000       8.4        122,000        5.6
                                                           -------------------------------------------------------------------------
                                                           $   575,000       4.1%     $ 575,000      33.0%     $ 563,000      25.5%
                                                           =========================================================================

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

The following table sets forth the funded status of the Merrimac pension plans at June 30:

                                                     1998              1997
                                              ----------------------------------
                                                 Accumulated       Accumulated
                                                 Benefits In       Benefits In
                                              Excess of Assets  Excess of Assets
                                              ----------------------------------
Actuarial present value of benefit
  obligations
Vested                                           $ 5,143,000       $4,802,000
                                              ----------------------------------
Projected benefit obligation                       5,143,000        4,802,000

Plan assets (primarily short-term money
    funds) at fair market value                    4,187,000        4,105,000
                                              ----------------------------------
Plan assets less than projected
    benefit obligation                               956,000          697,000

Unrecognized net gain                               (112,000)         234,000
                                              ----------------------------------
Net pension liability recognized in
   the Consolidated Balance Sheet                $   844,000       $  931,000
                                              ==================================

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans (continued)

Since a significant part of Merrimac's operations have been discontinued, substantially all employees included in the plan have been terminated and no additional service benefits will accrue to such employees.

Net periodic pension cost included the following components:

                                                      1998            1997            1996
                                                   -----------------------------------------
Interest cost on projected benefit obligation      $ 353,000       $ 349,000       $ 349,000
Actual return on assets                             (404,000)       (323,000)        (65,000)
Net amortization and deferral                         79,000          10,000        (300,000)
                                                   -----------------------------------------
Total pension expense (benefit)                    $  28,000       $  36,000       $ (16,000)
                                                   =========================================

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

           The First Republic Corporation of America and Subsidiaries

9. Leases (continued)

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $3,100,000, $3,200,000 and $3,100,000 in the years ended June 30, 1998, 1997 and 1996, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                         Amount
                                                    --------------
           Year ending June 30:
              1999                                  $   12,400,000
              2000                                       9,600,000
              2001                                       8,600,000
              2002                                       5,800,000
              2003                                       3,900,000
              Thereafter                                19,300,000
                                                    --------------
                                                    $   59,600,000
                                                    ==============

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

           The First Republic Corporation of America and Subsidiaries

11. Related Party Transactions

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                                     Percent Ownership by
          Investment                            The Company        Related Party
--------------------------------------------------------------------------------
Bluepoints Company Inc. ("Bluepoints")              80.2%               19.8%(1)
Sunscape Associates                                 50.0                50.0
The Mondragon Companies                             38.0                50.0(2)
Larfico Larvas Del Pacifico S.A                     62.5                25.0
Comercorp S.A                                       62.5                25.0

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

           The First Republic Corporation of America and Subsidiaries

11. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:

                                                        Amount
                                          ------------------------------------    Related Party
          Transactions                      1998          1997          1996        Ownership
-----------------------------------------------------------------------------------------------
Insurance purchased in participation
   with the Rosen Group Properties:
      Premiums incurred                   $254,000      $242,000      $264,000          --%
      Administrative fee received           75,000        75,000        75,000          --
      Payable at June 30, to Rosen
      Group Properties for premiums
      above                                 84,000       144,000       264,000          --
Home office rent                           101,000        99,000        98,000         100
Interest on $640,000 note to the
   Estate of A.A. Rosen                     61,000        60,000        61,000          --
Interest from the Estate of
   A.A. Rosen loans                          3,000        50,000        45,000          --
Loans receivable from the Estate
   of A.A. Rosen                                --        20,000       725,000          --
Note payable to the Estate
   of A.A. Rosen                           640,000       640,000       640,000          --

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

       (a)                                    (b)                (c)                   (d)
    Name and                                                    Annual              Other Annual
Principal Position                            Year           Compensation         Compensation (1)
--------------------------------------------------------------------------------------------------
Jonathan P. Rosen                            6-30-98          $  271,104          $  10,239
Chairman                                     6-30-97             260,955              9,645
                                             6-30-96             238,425              8,315

Norman A. Halper                             6-30-98             271,104             10,239
President and Chief Executive Officer        6-30-97             260,955              9,645
                                             6-30-96             238,425             12,704

Robert Nimkoff                               6-30-98             104,461              6,639
Vice President                               6-30-97             101,497              6,572
                                             6-30-96              92,979              6,120

Harry Bergman                                6-30-98             169,710             10,239
Secretary--Treasurer                         6-30-97             152,052              9,645
                                             6-30-96             133,996              9,062

Stephen L. Bernstein                         6-30-98             202,826             10,239
VP & Corporate Counsel                       6-30-97             195,784              9,645
                                             6-30-96             179,177             10,897

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

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                Among The First Republic Corporation of America,
                       Dow Jones Global-US and Dow Jones
                        Independent-Conglomerates Index
                           Fiscal Year Ending June 30

                              [LINE GRAPH OMITTED]

                                               1993      1994      1995      1996      1997      1998
-----------------------------------------------------------------------------------------------------
                                                                       Dollars
The First Republic Corporation of America       100        74        59        70        65        87
Dow Jones Global-US                             100       101       127       160       214       280
Dow Jones Independent - Conglomerates           100       100       127       193       296       411

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.    Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 16, 1998:

                                                Amount and Nature
Title of           Name and Address               of Beneficial         Percent
  Class           of Beneficial Owner             Ownership (1)         of Class
--------------------------------------------------------------------------------
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

b.    Security Ownership of Management

      The following table sets forth as of September 16, 1998 certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                                 Common Stock
                                          Common Stock                           of Bluepoints
                                --------------------------------------------------------------------
                                   Amount               Percent            Amount            Percent
Name of Officer                 Beneficially               of           Beneficially           of
  or Director                     Owned (1)              Class             Owned              Class
----------------------------------------------------------------------------------------------------
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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
a. 1.   Financial Statements

        The following financial statements of The First Republic
        Corporation of America and Subsidiaries are included in
        Part II, Item 8:

           Reports of Independent Auditors....................................17
           Consolidated Balance Sheets--June 30, 1998 and 1997
           Consolidated Statements of Operations--Years Ended
             June 30, 1998, 1997 and 1996
           Consolidated Statements of Retained Earnings--Years Ended
             June 30, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows--Years Ended
             June 30, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

a. 2.   Financial Statement Schedules:

           Schedule II--Valuation and Qualifying Accounts.....................60
           Schedule III--Real Estate and Accumulated Depreciation.............61

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

   21.  Subsidiaries of the Company...........................................65

   27.  Financial Data Schedule...............................................66

           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

-------------------------------------------------------------------------------------------------------------------
         Col. A                          Col. B                   Col. C                     Col. D        Col. E
-------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                      ----------------------------------
                                        Balance at    Charged to          Charged to                     Balance at
                                       Beginning of   Costs and         Other Accounts--    Deductions--   End of
       Description                       Period        Expenses            Describe          Describe      Period
-------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1998:
   Allowance for doubtful accounts     $ 240,410      $ 63,403                             $      -       $ 303,813
                                       =========================                           ========================
Year ended June 30, 1997:
   Allowance for doubtful accounts     $ 210,345      $ 30,065                             $      -       $ 240,410
                                       =========================                           ========================
Year ended June 30, 1996:
   Allowance for doubtful accounts     $ 253,679      $ 35,534                             $ 78,868 (a)   $ 210,345
                                       =========================                           ========================

(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 1998

    Column A                 Column B                 Column C                         Column D
---------------------------------------------------------------------------------------------------------
                                                    Initial Cost to                Cost Capitalized
                                                       Company                       Subsequent to
                                              --------------------------              Acquisition
                                                              Buildings       ---------------------------
                                                             and Related                        Carrying
    Description            Encumbrances          Land           Assets        Additions           Costs
---------------------------------------------------------------------------------------------------------
250 W. 39th Street
   Building,                                  $  437,559      $1,155,129      $ (609,785)
   New York, New
   York--
   Eighteen story
      office building

Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen
      multi-story                                188,573       2,163,945         182,664
      industrial
      buildings

Four Points Hotel--
   Syracuse,
   Liverpool, New                                              1,651,923       5,296,153
   York--Hotel
   operations

East Newark, New
   Jersey--
   Thirty
      multi-story           $8,790,700(b)        605,089       4,068,693      (2,324,136)
      industrial
      buildings

Greensboro Plaza,
   Greensboro, North
   Carolina--                3,810,123           379,947       1,696,953         694,852
   Shopping center

Greensboro South,
   Greensboro, North
   Carolina--                2,492,707           419,739       1,350,376       1,306,722
   Shopping center

Nyanza Building,
   Woonsocket, Rhode
   Island--                                       60,000       1,288,139      (1,110,650)
   Four story
   industrial
   building

    Column A                               Column E                        Column F        Column G     Column H         Column I
------------------------------------------------------------------------------------------------------------------------------------
                                   Gross Amount at Which
                                Carried at Close of Period (a)                                                        Life on Which
                         -------------------------------------------                                                 Depreciation in
                                          Buildings                                                                   Latest Income
                                         and Related                     Accumulated       Date of         Date         Statements
    Description             Land            Assets          Total        Depreciation    Construction    Acquired       is Computed
------------------------------------------------------------------------------------------------------------------------------------
250 W. 39th Street
   Building,             $  437,559       $  545,344      $  982,903      $  111,265                      5/19/67       5-15 years
   New York, New
   York--
   Eighteen story
      office building

Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen
      multi-story           188,573        2,346,609       2,535,182         639,885                      7/01/62       10-20 years
      industrial
      buildings

Four Points Hotel--
   Syracuse,
   Liverpool, New                          6,948,076       6,948,076       5,090,605                      3/17/69       5-15 years
   York--Hotel
   operations

East Newark, New
   Jersey--
   Thirty
      multi-story           605,089        1,744,557       2,349,646         309,499                      3/11/63       21-1/3 years
      industrial
      buildings

Greensboro Plaza,
   Greensboro, North
   Carolina--               379,947        2,391,805       2,771,752       1,886,628                     12/01/74       21-1/3 years
   Shopping center

Greensboro South,
   Greensboro, North
   Carolina--               706,906        2,369,931       3,076,837       1,589,081                     12/01/74       21-1/3 years
   Shopping center

Nyanza Building,
   Woonsocket, Rhode
   Island--                  60,000          177,489         237,489          62,096                     11/01/68       10-20 years
   Four story
   industrial
   building

           The First Republic Corporation of America and Subsidiaries

                            Year ended June 30, 1998

    Column A                 Column B                 Column C                         Column D
---------------------------------------------------------------------------------------------------------
                                                    Initial Cost to                Cost Capitalized
                                                       Company                       Subsequent to
                                              --------------------------              Acquisition
                                                              Buildings       ---------------------------
                                                             and Related                        Carrying
    Description            Encumbrances          Land           Assets        Additions           Costs
---------------------------------------------------------------------------------------------------------
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                            $  293,814      $  758,886      $  217,955

First Republic Office
   Park,
   Liverpool, New York--   $   600,000 (c)       351,600       4,124,526       1,190,599
   Two, two-story office
   buildings

Virginia Beach Shopping
   Center,
   Virginia Beach,           2,531,723           250,241         772,113         452,979
   Virginia--
   Shopping center

The First Republic
   Building Corp.,
   Liverpool, New York--                         413,779       5,681,562
   Motor hotel (c)

Jefferson National Bank
   Building--Miami, Florida--
   Six story office          2,275,000         2,044,409       5,643,015
   building

Brookhaven Shopping Center,
   Brookhaven,
   Pennsylvania--            2,478,516           521,798       3,632,019        (538,967)
   Shopping Center

Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new                                195,213         377,317       4,020,780
   construction at
   222 Merrimac St

Melbourne, Florida,
   Vacant land                                 1,439,714                           3,150
                           -------------------------------------------------------------
Totals                     $22,978,769(d)     $7,601,475     $34,364,596      $8,782,316
                           =============================================================

    Column A                               Column E                        Column F        Column G     Column H         Column I
------------------------------------------------------------------------------------------------------------------------------------
                                   Gross Amount at Which
                                Carried at Close of Period (a)                                                        Life on Which
                         -------------------------------------------                                                 Depreciation in
                                          Buildings                                                                   Latest Income
                                         and Related                     Accumulated       Date of         Date         Statements
    Description                 Land        Assets          Total        Depreciation    Construction    Acquired       is Computed
------------------------------------------------------------------------------------------------------------------------------------
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center           $  360,507   $    910,148    $ 1,270,655   $   631,464                       3/15/76      25 years

First Republic Office
   Park,
   Liverpool, New York--        351,600      5,315,125      5,666,725     1,407,944                      10/01/85      5-40 years
   Two, two-story office
   buildings

Virginia Beach Shopping
   Center,
   Virginia Beach,              397,338      1,077,995      1,475,333       672,848                       3/30/76      25-31.5 years
   Virginia--
   Shopping center

The First Republic
   Building Corp.,
   Liverpool, New York--        413,779      5,681,562      6,095,341     5,681,562                      9/21/62      10-25 years
   Motor hotel (c)

Jefferson National Bank
   Building--Miami, Florida--
   Six story office            2,044,409     5,643,015      7,687,424     1,821,285                      4/27/88      31-1/2 years
   building

Brookhaven Shopping Center,
   Brookhaven,
   Pennsylvania--               149,456     3,465,394       3,614,850     2,324,342                      12/16/76      5-33 years
   Shopping Center

Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new               236,713     4,356,597       4,593,310        87,471                      10/25/87      10-25 years
   construction at
   222 Merrimac St

Melbourne, Florida,
   Vacant land                1,442,864                     1,442,864
                             ------------------------------------------------------
Totals                       $7,774,740   $42,973,647     $50,748,387   $22,315,975
                             ======================================================

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

           The First Republic Corporation of America and Subsidiaries

                                                                           Year ended June 30,
                                       ---------------------------------------------------------------------------------------------
                                                  1996                             1997                           1998
                                       ---------------------------------------------------------------------------------------------
                                       Real Estate     Accumulated     Real Estate     Accumulated     Real Estate     Accumulated
                                          Owned        Depreciation       Owned        Depreciation       Owned        Depreciation
                                       --------------------------------------------------------------------------------------------
The following is a reconciliation
   of the real estate owned and
   accumulated depreciation,
   beginning and end of
   the year:
      Balance, beginning of year       $ 50,250,400    $ 22,675,090    $ 49,957,852    $ 23,455,743    $ 51,135,193    $ 24,553,722
      Additions                             546,167       1,619,368       1,484,689       1,405,327       5,239,516       1,230,651
      Deductions:
        Write-offs of fully
           depreciated assets
                                           (838,715)       (838,715)       (307,348)       (307,348)       (229,445)       (229,445)
        Sale of assets                                                                                   (5,396,877)     (3,238,953)
                                       --------------------------------------------------------------------------------------------
      Balance, end of year             $ 49,957,852    $ 23,455,743    $ 51,135,193    $ 24,553,722    $ 50,748,387    $ 22,315,975
                                       ============================================================================================

Note: Includes assets used in the real estate and hotel operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE FIRST REPUBLIC CORPORATION OF AMERICA

                              By /s/ Norman A. Halper
                                 -----------------------------------------------
                                 Norman A. Halper, Chief Executive
                                   and Chief Operating Officer

                              By /s/ Harry Bergman
                                 -----------------------------------------------
                                 Harry Bergman, Chief Financial and
                                   Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                     Date: February 1, 1999
                                                           ---------------------


/s/ Harry Bergman                                    Date: February 1, 1999
---------------------------------------------------        ---------------------
                        Harry Bergman, Director


/s/ Irving S. Bobrow                                 Date: February 2, 1999
---------------------------------------------------        ---------------------
                        Irving S. Bobrow, Director


/s/ Norman A. Halper                                 Date: February 1, 1999
---------------------------------------------------        ---------------------
                        Norman A. Halper, Director


/s/ Robert Nimkoff                                   Date: February 2, 1999
---------------------------------------------------        ---------------------
                        Robert Nimkoff, Director


/s/ Miriam N. Rosen                                  Date: February 2, 1999
---------------------------------------------------        ---------------------
                        Miriam N. Rosen, Director


/s/ Jonathan P. Rosen                                Date: February 2, 1999
---------------------------------------------------        ---------------------
                        Jonathan P. Rosen, Director