Form 10-Q
period 1998-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 1999-02-17
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1998                Commission File Number 0-1437
--------------------------------------------------------------------------------

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

                                      Yes |X|    No |_|

As of February 10, 1999, there were 669,995 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December 31,    June 30,
                                                          1998           1998
                                                       -----------   -----------
                                                       (UNAUDITED)    (SEE NOTE
                                                                        BELOW)
Assets

Current Assets
  Cash and Cash Equivalents                            $ 1,325,370   $ 8,590,167
  Accounts Receivable                                    4,334,259     3,501,860
  Inventories (Note 2)                                   5,870,427     5,415,534
  Other Current Assets                                   2,951,578     1,697,870
                                                       -----------   -----------

    Total Current Assets                                14,481,634    19,205,431
                                                       -----------   -----------

Property, Plant and Equipment                           86,123,751    78,538,620
    Less: Accumulated Depreciation                      35,534,558    34,758,123
                                                       -----------   -----------
             Net Properties                             50,589,193    43,780,497
                                                       -----------   -----------

Other Assets                                            27,517,390    24,979,826
                                                       -----------   -----------

TOTAL ASSETS                                           $92,588,217   $87,965,754
                                                       ===========   ===========

Liabilities & Stockholders' Equity

Current Liabilities                                    $ 6,778,745   $ 8,666,241
                                                       -----------   -----------

Long Term Debt                                          28,325,529    21,625,350
                                                       -----------   -----------

Other Liabilities and Deferred Credits                   2,297,273     2,503,871
                                                       -----------   -----------

Stockholders' Equity:
  Common Stock                                           1,175,261     1,175,261
  Other Stockholders' Equity                            54,011,409    53,995,031
                                                       -----------   -----------
    Total Stockholders' Equity                          55,186,670    55,170,292
                                                       -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $92,588,217   $87,965,754
                                                       ===========   ===========

NOTE: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Six months ended         Three months ended
                                                     December 31,              December 31,
                                                 1998          1997          1998          1997
                                             -----------   -----------   -----------   -----------
Revenues
    Net Sales-Products                       $11,826,425   $13,482,999   $ 7,047,841   $ 6,713,927
    Real Estate and Hotel Operations          10,485,469    11,999,127     5,412,419     6,091,872
    Other Income                                 851,751       413,213       421,187       262,101
                                             -----------   -----------   -----------   -----------

         Total Revenues                       23,163,645    25,895,339    12,881,447    13,067,900
                                             -----------   -----------   -----------   -----------

Expenses
    Cost of Sales                             10,948,705    11,928,925     6,492,640     6,186,454
    Operating-real estate and hotel            4,321,028     4,877,633     2,232,788     2,517,489
    Selling, general & administrative          3,276,928     3,275,148     1,628,711     1,576,799
    Depreciation and amortization              1,828,166     1,800,164       926,387       846,099
    Real estate taxes                          1,037,946     1,299,005       528,311       659,761
    Interest                                   1,535,304     1,667,289       737,916       866,357
                                             -----------   -----------   -----------   -----------

         Total Expenses                       22,948,077    24,848,164    12,546,753    12,652,959
                                             -----------   -----------   -----------   -----------

    Equity  in  net  loss  of  affiliated
    entities                                    (520,693)     (199,200)     (263,162)      (90,986)
                                             -----------   -----------   -----------   -----------

    (Loss)  Income  before  income  taxes
    and minority interests                      (305,125)      847,975        71,532       323,955

    Income taxes - Note 3                       (197,000)     (467,000)      (94,000)     (154,000)
    Minority interests                           519,703       485,121       241,657       200,973
                                             -----------   -----------   -----------   -----------

         Net Income                          $    17,578   $   866,096   $   219,189   $   370,928
                                             ===========   ===========   ===========   ===========

Income per share:

         Net Income - basic and diluted      $       .03   $      1.29   $       .33   $       .55
                                             ===========   ===========   ===========   ===========

Average shares outstanding
         basic and diluted                       670,215       671,873       670,210       671,694

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                         Six Months Ended
                                                                           December 31,
                                                                       1998            1997
                                                                   ------------    ------------
OPERATING ACTIVITIES
    Net Income                                                     $     17,578    $    866,096
       Adjustments to Reconcile Net Income to
       Cash (Used) Provided by Operating Activities:
           Depreciation and Amortization                              1,828,166       1,800,164
           Minority Interests' Share of Loss in Subsidiaries           (519,703)       (485,121)
Changes in Operating Assets and Liabilities:
           (Increase) Decrease in Accounts and Other Receivables       (833,996)        492,784
           Increase in Inventories                                     (454,893)     (1,523,565)
           Increase in Other Assets                                  (1,253,708)       (824,946)
           (Decrease) Increase in Accounts Payable                   (1,887,496)        208,957
           Decrease in Other Liabilities                               (206,598)        (48,340)
                                                                   ------------    ------------

                CASH (USED) PROVIDED BY OPERATIONS                   (3,310,650)        486,029
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Purchase of Property Plant and Equipment                         (8,636,862)     (3,489,483)
    Investment in and Advances to Affiliated Entities-Net            (2,017,861)      2,026,754
    Payments Received on Mortgages Receivable                             1,597          13,964
                                                                   ------------    ------------

    NET CASH USED BY INVESTING ACTIVITIES                           (10,653,126)     (1,448,765)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Proceeds from Mortgages and Notes Payable to Banks               10,735,000      10,272,000
    Payments on Mortgages and Notes Payable to Banks                 (4,034,821)     (8,701,185)
    Other Financing Activities                                           (1,200)        (28,776)
                                                                   ------------    ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                    6,698,979       1,542,039
                                                                   ------------    ------------

    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (7,264,797)        579,303
    Cash and Cash Equivalents at Beginning of Period                  8,590,167       1,932,075
                                                                   ------------    ------------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  1,325,370    $  2,511,378
                                                                   ============    ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1998 and the consolidated statements of operations and cash flows for the six and three month periods ended December 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented, have been made.

2. INVENTORIES

                                  December 31                       June 30,
                                     1998                             1998
                                     ----                             ----
Work-in process and
    raw materials                 $2,562,557                       $2,231,594
Finished goods                     3,307,870                        3,183,940
                                  ----------                       ----------
                                  $5,870,427                       $5,415,534
                                  ==========                       ==========

3. INCOME TAXES

                                                Six Months Ended
                                                  December 31,
                                     1998                             1997
                                     ----                             ----

Federal                             $ 25,000                         $100,000
State                                172,000                          367,000
                                    --------                         --------
                                    $197,000                         $467,000
                                    ========                         ========

4. EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board in February 1997 will have no impact on the earnings per share calculation of the Company due to the fact that the Company does not have dilutive securities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the six months ended December 31, 1998 decreased by approximately $2,836. Net cash used by operating activities was approximately $3,311. Net cash provided by financing activities was approximately $6,699. Net cash of approximately $10,653 was used for investing activities.

On November 17, 1998 the Company purchased for cash the Shipps Corner Shopping Center in Virginia Beach, Virginia for approximately $3,425. The Company is presently in negotiations to obtain a mortgage for this property. The Company's modernization and renovation at its Syracuse hotel property is expected to be completed in February 1999. For the six months ended December 31, 1998 the Company incurred expenditures at the hotel of approximately $2,753.

On August 31, 1998, the Company obtained a $4,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. Initially, $2,685 was borrowed, with $1,315 available to be borrowed when additional space is rented. The construction loan is for one year plus a one year extension option. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. Interest on the construction loan is at the bank's prime rate from time to time, or at LIBOR plus 1.75% (at LIBOR plus 1.6% when the building is 70% rented) for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520. The new $3,000 self-liquidating mortgage calls for monthly payments of $24 including principal and interest, bears interest at 7.25% and matures October 2018. The old mortgage had monthly payments of $24, bore interest at 9.5% and matured May 1, 2002. The Company incurred a prepayment penalty of $100 which was immaterial to the Company.

The Company closed a loan with the Overseas Private Investment Corporation in December 1998 for $5,600. The loan bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest. After the repayment of $2,800 of loans in Ecuador with interest ranging from 13% to 51%, the repayment of approximately $1,400 to the Company and $ 1,000 held in escrow reserve accounts, $400 remained for working capital needs for the Ecuadorian shrimp operations.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures in five years and the revolving line of credit matures in three years. At December 31, 1998 the term loan balance was $8,611 and nothing was outstanding under the revolving line of credit.

Management anticipates that cash generated from operating performances and the above term loan and revolving line of credit will provide the necessary funds on a short and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring and non-recurring capital expenditures. The Company does not have any material commitments for capital expenditures and tenant improvements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Six months ended December 31, 1998 and 1997

Income from operations before income taxes and minority interests decreased $1,153. The components are as follows:

                                                                   (Decrease)
                                                 1998      1997     Increase
                                                 ----      ----     --------

Real Estate                                    $ 3,214   $ 3,446    $  (232)
Hotel                                              211       259        (48)
Seafood                                         (1,720)   (1,270)      (450)
Textiles                                          (176)      319       (495)
Corporate                                       (1,834)   (1,906)        72
                                               -------   -------    -------
                                               $  (305)  $   848    $(1,153)
                                               =======   =======    =======

REAL ESTATE

      Revenues decreased $1,196 and earnings decreased $232. This was due to the sale of the Video Film Center in the last fiscal year, which had revenues of $1,965 and earnings of $481 for the six months last year. Operating profits and revenues increased at substantially all of the other properties. There were no significant variations in any expense category.

HOTEL

      Revenues decreased $318 over last year due to renovations being conducted at the hotel. Hotel earnings decreased $48 as a result of the lower revenues.

SEAFOOD

      Revenues decreased $100 in the current period. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operations, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $878 this year as compared to last year's loss of $539 due principally to continuing problems at our shrimp hatchery caused by colder water temperatures and the transition from the weather phenomenon known as "El Nino". Scallop operations in Florida lost $552 as compared to a loss last year of $296 due to the lack of availability of product in the first quarter of the year.

TEXTILES

      Hanora Spinning's earnings decreased $210 to $216 for the six months due to lower revenues. Hanora South and J & M Dyers recognized a combined loss of $316 compared to last year's loss of $25

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

due to lower revenues at J & M this year. Whitlock Combing incurred a loss of $76 in the current year as compared to a loss of $82 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $1,556.

CORPORATE/OTHER

      Corporate expenses including interest on the Company's term loan and revolving line of credit decreased by $72.

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

The Company has queried its significant suppliers, subcontractors and service providers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Three months ended December 31, 1998 and 1997

Income from operations before income taxes and minority interests decreased $252. The components are as follows:

                                                                      (Decrease)
                                                     1998     1997     Increase
                                                     ----     ----     --------

Real Estate                                         $1,561   $1,718     $(157)
Hotel                                                  147      151        (4)
Seafood                                               (728)    (715)      (13)
Textiles                                               (86)      60      (146)
Corporate                                             (822)    (890)       68
                                                    ------   ------     -----
                                                    $   72   $  324     $(252)
                                                    ======   ======     =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

REAL ESTATE

      Revenues decreased $584 and earnings decreased $157. This was due to the sale of the Video Film Center which had revenues of $947 and earnings of $209 in the second quarter of last year. There were no other significant variations in any expense category.

HOTEL

      Hotel earnings decreased $4. There were no significant variations in any expense category.

SEAFOOD

      Losses increased $13. Ecuador incurred a loss of $491 for the quarter but rehabilitation of the shrimp ponds and lower interest costs may substantially improve operations in the second half of fiscal 1999. Our scallop operation incurred a loss of $101 for the quarter but scallop operations re-started in October and results are improving. Clam operations incurred a loss of $136 for the quarter.

TEXTILES

      Earnings decreased $146. Hanora Spinning's earnings decreased $8. Hanora South and J & M Dyers recognized combined losses of $164 as compared to last year's loss of $29. Whitlock Combing had a $3 increase in losses.

CORPORATE/OTHER

      Corporate expenses decreased $68. There were no other significant variations in any expense.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits: None

      Reports: There were no reports on Form 8-K filed during the quarter ended December 31, 1998

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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                   Registrant


Date: February 16, 1999                          /s/ Norman A. Halper
                                                 -------------------------------
                                                     Norman A. Halper
                                                      President


Date: February 16, 1999                          /s/ Harry Bergman
                                                 -------------------------------
                                                     Harry Bergman
                                                      Treasurer