Form 10-Q
period 1999-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 1999-05-21
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999                   Commission File Number 0-1437
--------------------------------------------------------------------------------

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of May 18, 1999, there were 669,991 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,       June 30,
                                                        1999            1998
                                                     -----------     -----------
                                                     (UNAUDITED)      (SEE NOTE
Assets                                                                  BELOW)

Current Assets
  Cash and Cash Equivalents                          $ 1,437,339     $ 8,590,167
  Accounts Receivable                                  5,179,282       3,501,860
  Inventories (Note 2)                                 5,947,519       5,415,534
  Other Current Assets                                 2,612,156       1,697,870
                                                     -----------     -----------

    Total Current Assets                              15,176,296      19,205,431
                                                     -----------     -----------

Property, Plant and Equipment                         88,084,715      78,538,620
    Less: Accumulated Depreciation                    36,203,402      34,758,123
                                                     -----------     -----------
          Net Properties                              51,881,313      43,780,497
                                                     -----------     -----------

Other Assets                                          25,945,530      24,979,826
                                                     -----------     -----------

TOTAL ASSETS                                         $93,003,139     $87,965,754
                                                     ===========     ===========

Liabilities & Stockholders' Equity

Current Liabilities                                  $ 6,862,032     $ 8,666,241
                                                     -----------     -----------

Long Term Debt                                        28,041,288      21,625,350
                                                     -----------     -----------

Other Liabilities and Deferred Credits                 2,361,416       2,503,871
                                                     -----------     -----------

Stockholders' Equity:
  Common Stock                                         1,175,261       1,175,261
  Other Stockholders' Equity                          54,563,142      53,995,031
                                                     -----------     -----------
    Total Stockholders' Equity                        55,738,403      55,170,292
                                                     -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $93,003,139     $87,965,754
                                                     ===========     ===========

NOTE: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                           Nine months ended               Three months ended
                                                March 31,                       March 31,
                                          1999            1998            1999            1998
                                          ----            ----            ----            ----
Revenues
  Net Sales-Products                  $ 21,159,789    $ 20,517,763    $  9,333,364    $  7,034,764
  Real Estate and Hotel Operations      15,687,030      17,968,554       5,201,561       5,969,427
  Other Income                           1,188,359         918,987         336,608         505,774
                                      ------------    ------------    ------------    ------------

    Total Revenues                      38,035,178      39,405,304      14,871,533      13,509,965
                                      ------------    ------------    ------------    ------------

Expenses
  Cost of Sales                         19,060,884      18,381,990       8,112,179       6,453,065
  Operating-real estate and hotel        6,861,254       7,696,235       2,540,226       2,818,602
  Selling, general & administrative      4,567,844       4,717,062       1,290,916       1,441,914
  Depreciation and amortization          2,719,117       2,898,422         890,951       1,098,258
  Real estate taxes                      1,559,935       1,976,801         521,989         677,796
  Interest                               2,392,857       2,522,929         857,553         855,640
                                      ------------    ------------    ------------    ------------

    Total Expenses                      37,161,891      38,193,439      14,213,814      13,345,275
                                      ------------    ------------    ------------    ------------

Equity in net
loss of affiliated entities                553,942         258,771          33,249          59,571
                                      ------------    ------------    ------------    ------------

Income before income
taxes and minority interests               319,345         953,094         624,470         105,119

Income taxes - Note 3                     (320,000)       (579,000)       (123,000)       (112,000)
Minority interests                         577,966         668,081          58,263         182,960
                                      ------------    ------------    ------------    ------------

  Net Income                          $    577,311    $  1,042,175    $    559,733    $    176,079
                                      ============    ============    ============    ============

Income per share:
  Net Income - basic and diluted      $        .86    $       1.55    $        .83    $        .26
                                      ============    ============    ============    ============

Average shares outstanding
    Basic and diluted                      670,171         671,649         670,082         671,192

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                    Nine Months Ended
                                                                        March 31,
                                                                  1999           1998
                                                                  ----           ----
OPERATING ACTIVITIES
  Net Income                                                 $    577,311    $  1,042,175
     Adjustment to Reconcile Net Income to
     Cash (Used) Provided by Operating Activities:
         Depreciation and Amortization                          2,719,117       2,898,422
         Minority Interests' Share of Loss in Subsidiaries       (579,966)       (668,081)

  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts and Other Receivables      (1,679,816)        249,742
    Increase in Inventories                                      (531,985)     (2,033,399)
    Increase in Other Assets                                     (914,286)     (1,150,702)
    (Decrease) Increase in Accounts Payable                    (1,804,209)      1,310,412
    (Decrease) Increase in Other Liabilities                     (142,455)         44,731
                                                             ------------    ------------

    CASH (USED) PROVIDED BY OPERATIONS                         (2,354,289)      1,693,300
                                                             ------------    ------------

INVESTING ACTIVITIES
  Purchase of Property Plant and Equipment                    (10,819,933)     (6,425,215)
                                                             ------------
  Investment in and Advances to Affiliated Entities-Net          (387,738)      1,138,829
  Payment Received on Mortgages Receivable                          2,394          14,722
                                                             ------------    ------------

  NET CASH USED BY INVESTING ACTIVITIES                       (11,205,277)     (5,271,664)
                                                             ------------    ------------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable                    10,735,000      12,272,000
  Payments on Long Term Debt                                   (4,319,062)     (9,101,677)
  Other Financing Activities                                       (9,200)        (28,776)
                                                             ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,406,738       3,141,547
                                                             ------------    ------------

DECREASED IN CASH AND CASH EQUIVALENTS                         (7,152,828)       (436,817)
Cash and Cash Equivalents at Beginning of Period                8,590,167       1,932,075
                                                             ------------    ------------

    CASH AND CASH EQUIALENTS AT END OF PERIOD                $  1,437,339    $  1,495,258
                                                             ============    ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATMENTS

The condensed consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations and cash flows for the nine and three month periods ended March 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented, have been made.

2. INVENTORIES

                                                       March 31,       June 30,
                                                         1999            1998
                                                         ----            ----

Work-in process and                                   $2,427,765      $2,231,594
  Raw materials                                        3,519,754       3,183,940
                                                      ----------      ----------
Finished goods                                        $5,947,519      $5,415,534
                                                      ----------      ----------

3. INCOME TAXES

                                                             Nine Months Ended
                                                                 March 31,
                                                           1999             1998
                                                           ----             ----

Federal                                                 $ 50,000        $100,000
State                                                    270,000         479,000
                                                        --------        --------
                                                        $320,000        $579,000
                                                        --------        --------

4. EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board in February 1997 has no impact on the earnings per share calculation of the Company due to the fact that the Company does not have dilutive securities.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the nine months ended March 31, 1999 decreased by approximately $2,225. Net cash used by operating activities was approximately $2,354. Net cash provided by financing activities was approximately $6,407. Net cash of approximately $11,205 was used for investing activities.

On November 17, 1998 the Company purchased for cash the Shipps Corner Shopping Center in Virginia Beach, Virginia for approximately $3,425. The Company is presently in negotiations to obtain a mortgage for this property. The Company's modernization and renovation at its Syracuse hotel property was completed in February 1999. For the nine months ended March 31, 1999 the Company incurred expenditures at the hotel of approximately $3,534.

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

On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520. The new $3,000 self-liquidating mortgage calls for monthly payments of $24 including principal and interest, bears interest at 7.25% and matures in October 2018. The old mortgage had monthly payments of $24, bore interest at 9.5% and matured May 1, 2002.

The Company closed a loan with the Overseas Private Investment Corporation in December 1998 for $5,600. The loan bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest. After the repayment of $2,800 of loans in Ecuador with interest ranging from 13% to 51%, the repayment of approximately $1,400 to the Company and $1,000 held in escrow reserve accounts, $400 remained for working capital needs for the Ecuadorian shrimp operations.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%.

These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures in five years and the revolving line of credit matures in three years. At March 31, 1999 the term loan balance was $8,522 and $2,500 was outstanding under the revolving line of credit.

Management anticipates that cash generated from operations and the amount available under the term loan and revolving fine of credit will provide the necessary funds on a short and long-term basis to cover operating expenses, interest expense on outstanding indebtedness and recurring and non-recurring capital expenditures. The Company does not have any material commitments for capital expenditures and tenant improvements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Nine months ended March 31, 1999 and 1998

Income from operations before income taxes and minority interests decreased $634. The components are as follows:

                                                                      (Decrease)
                                       1999             1998           Increase
                                       ----             ----           --------

Real Estate                          $ 4,470          $ 4,854          $  (384)
Hotel                                    214              406             (192)
Seafood                               (1,310)          (2,005)             695
Textiles                                (200)             498             (698)
Corporate                             (2,855)          (2,800)             (55)
                                     -------          -------          -------
                                     $   319          $   953          $  (634)
                                     -------          -------          -------

REAL ESTATE

      Revenues decreased $1,782 and earnings decreased $384. This was due to the sale of the Video Film Center in the last fiscal year, which had revenues of $2,917 and earnings of $753 for the nine months last year. Operating profits and revenues increased at substantially all of the other properties. There were no significant variations in any expense category.

HOTEL

      Revenues decreased $499 over last year due to renovations that were conducted at the hotel. Hotel earnings decreased $192 as a result of the lower revenues.

SEAFOOD

      Revenues increased $3,910 in the current period. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operations, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $980 this year as compared to last year's loss of $630 due principally to continuing problems at our shrimp hatchery caused by colder water temperatures and the transition from the weather phenomenon known as "El Nino". Scallop operations in Florida lost $131 as compared to a loss last year of $602 due to increased revenues. Revenues increased $2,178 at our scallop operation and $4,130 at Bluepoints substantially due to the sale of a new product imported lobster tails. There was a reduction of revenues of $2,398 in Ecuador due to a reduction of sales of shrimp purchased from third parties. Losses were reduced in our Bluepoints clam operation by $370 and we earned $204 in a new division that imports lobster tails.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings decreased $296 to $380 for the nine months due to lower revenues. Hanora South and J & M Dyers recognized a combined loss of $464 compared to last year's loss of $79 due to lower revenues at J & M this year. Whitlock Combing incurred a loss of $116 in the current year as compared to a loss of $99 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $3,269.

CORPORATE/OTHER

      Corporate expenses including interest on the Company's term loan and revolving line of credit increased by $55.

YEAR 2000 COMPLIANCE

      The Company has completed an assessment and has been advised by its independent computer software provider that its accounting systems and programs will be year 2000 compliant and that year 2000 compliant shall mean that neither performance nor functionality will be affected by dates prior to, during and after the year 2000. The total year 2000 cost is approximately $40 which is being expensed as incurred and is expected to be completed by June 1999. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION - CONTINUED
                                  (IN THOUANDS)

Three months ended March 31, 1999 and 1998

Income from operations before income taxes and minority interests increased $519. The components are as follows:

                                                                      (Decrease)
                                        1999            1998           Increase
                                        ----            ----           --------

Real Estate                           $ 1,256          $ 1,408         $  (152)
Hotel                                       3              147            (144)
Seafood                                   410             (735)          1,145
Textiles                                  (24)             179            (203)
Corporate                              (1,021)            (894)           (127)
                                      -------          -------         -------
                                      $   624          $   105         $   519
                                      -------          -------         -------

REAL ESTATE

      Revenues decreased $586 and earnings decreased $152. This was due to the sale of the Video Film Center which had revenues of $952 and earnings of $272 in the third quarter of last year. Operating profits and revenues increased at substantially all of the other properties. There were no other significant variations in any expense category.

HOTEL

      Hotel earnings decreased $144 over last year due to the renovations at the hotel. Hotel revenues decreased $181.

SEAFOOD

      Losses decreased $1145. Ecuador incurred a loss of $102 for the quarter as compared to a loss of $91 last year. Scallop operations re-started in October and earnings for the quarter were $421 as compared to a loss last year of $306. Bluepoints started selling imported lobster tails and had earnings of $150 in the quarter. Cost reductions at our clam operations helped to reduce losses over last year by $429.

TEXTILES

      Earnings decreased $203. Hanora Spinning's earnings decreased $86. Hanora South and J & M Dyers recognized combined losses of $148 as compared to last year's loss of $54. Whitlock Combing had a $23 increase in losses.

CORPORATE/OTHER

      Corporate expenses increased $127. There were no other significant variations in any expense.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has assessed its exposure to market risk for its variable rate debt and believes that a 1% change in interest rates would have a $25,000 effect on income before taxes.

PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits:         None

      Reports: There were no reports on Form 8-K filed during the quarter ended March 31, 1999

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duty caused this report to be signed on its behalf by the undersigned thereunto duty authorized.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant


Date: May 20, 1999                            /s/ Norman A. Halper
                                              ----------------------------------
                                                  Norman A. Halper
                                                         President


Date: May 20, 1999                            /s/ Harry Bergman
                                              ----------------------------------
                                                  Harry Bergman
                                                         Treasurer