Form 10-K405
period 1999-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 1999-10-13
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1999

                           Commission File No. 0-1437

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of September 16, 1999, 669,991 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $1,950,000 (based upon the price paid by Registrant for shares).

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

PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters............................................. 10
Item 6.  Selected Financial Data............................................. 11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 12
Item 7a. Quantitative and Qualitative Disclosures about Market Risks......... 19
Item 8.  Financial Statements and Supplementary Data......................... 20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 52

PART III

Item 10. Directors and Executive Officers of the Registrant.................. 53
Item 11. Executive Compensation.............................................. 55
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 57
Item 13. Certain Relationships and Related Transactions...................... 59

PART IV

Item 14.Exhibits, Financial Statements, Schedules and Reports on Form 8-K.... 62

Signatures................................................................... 67

PART I

ITEM 1. BUSINESS

a.    General Development of Business

      The First Republic Corporation of America (the "Company") was incorporated in the State of Delaware in February 1961, and is presently engaged, either directly or through its subsidiaries, in the real estate, hotel, seafood, and textile businesses. See Item 1(c) for a description of the businesses in which the Company and its subsidiaries are engaged.

      On August 31, 1998, the Company obtained a $4,000,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. To date, $3,355,000 has been borrowed, with $645,000 available to be borrowed when additional space is rented. At August 31, 1999, 74% of the building was rented. The construction loan matures on August 31, 2000. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. Interest on the construction loan is at the bank's prime rate from time to time, or at LIBOR plus 1.6% for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

      On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia, with a new lender and paid off the old mortgage of approximately $2,520,000. The new $3,000,000 self-liquidating mortgage calls for monthly payments of approximately $24,000 including principal and interest, bears interest at 7.25% and matures in September 2018. The old mortgage had monthly payments of approximately $24,000, bore interest at 9.5% and matured on May 1, 2002.

      On November 17, 1998, the Company acquired the Shipps Corner Shopping Center in Virginia Beach, Virginia, for $3,425,000 in cash, and on May 20, 1999, the Company obtained a loan for $2,500,000 from a bank, secured by a mortgage on the shopping center. The loan is self liquidating and calls for monthly payments of approximately $19,000 including principal and interest, bears interest at 7% per annum, and matures in June 2019.

      In order to obtain funds for its Ecuadorian shrimp operations, on December 18, 1998, the Company and its Ecuadorian subsidiary closed a loan with the Overseas Private Investment Corporation ("OPIC") for $5,600,000. Initially, $5,050,000 was borrowed, with $550,000 remaining to be taken down. The loan is secured by a mortgage on the Company's property in Waltham, Massachusetts, bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest.

      After the repayment of $2,800,000 of loans in Ecuador with interest rates ranging from 13% to 51%, the repayment of approximately $1,400,000 to the Company and $540,000 held in escrow reserve accounts, approximately $860,000 remained for working capital needs for the Ecuadorian shrimp operations.

      On March 30, 1999, the Company refinanced the $2,000,000 balance of a mortgage loan on the Colonial Bank (formerly known as Jefferson National
      Bank) Building in Miami Beach, Florida. The new loan bears interest at 7.65% per annum, is payable monthly, and provides for monthly principal payments of $29,167 commencing May 1, 1999 through December 1, 2004.

b.    Financial Information about Industry Segments

      The sales and operating profit from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 1999 are set forth in Note 2 (Industry Segments and Foreign Operations) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item 8. hereof.

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

      Real estate revenues accounted for 32%, 35% and 36% of consolidated revenues from operations for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

      Hotel

      The Company owns and operates a 288 room hotel and convention center located in Liverpool, New York. In 1998, the Company terminated its franchise agreement with ITT Sheraton Corporation. In January 1999 the Company completed a $4,000,000 renovation and began operating under a Holiday Inn franchise agreement. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

      Hotel revenues accounted for 10%, 11% and 11% of consolidated revenues from operations for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

      Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints over the past several years, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams increased 1% in the fiscal year ended June 30, 1999 as compared with the fiscal year ended June 30, 1998. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 1998 decreased 32% as compared with the prior fiscal year. For the period July 1, 1999 through August 31, 1999, the aggregate number of clams harvested decreased 30% compared with the same period in the prior year. The decrease in production was caused by smaller harvests of product. Bluepoints discontinued using Company owned boats and laid off employees at its claming operations in May 1998 in order to reduce expenses and conserve clam populations. Bluepoints continues to maintain hatchery facilities in an effort to increase inventory.

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

      In September 1998, Bluepoints began selling lobster tails principally imported from Honduras and Oman. Sales for the current fiscal year were approximately $6,229,000 and profits were $281,000.

      Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, which are both located in Ecuador. Sales of shrimp from the foregoing operations approximated $2,620,000 and $5,446,000 for the fiscal years ended June 30, 1999 and 1998, respectively. Bluepoints, through a foreign subsidiary, also owns a 38% interest in another Ecuadorian shrimp farming operation. See Item 12 and 13 below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

      The Company also owns a scallop operation in Cape Canaveral, Florida. In the current fiscal year, sales of scallops were approximately $4,736,000 and there was a loss of $547,000. This compares to sales of $1,128,000 and a loss of $1,163,000 from operations during the prior year. Sales for July and August 1999 were insignificant and there can be no assurance that extensive beds of scallops will be found in the future.

      Seafood revenues accounted for 33%, 20%, and 20% of consolidated revenues from operations for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

      Textile

      The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 1999, Hanora purchased approximately $1,099,000 of additional equipment. The backlog of yarn orders on August 31, 1999 was approximately $6,900,000 as compared to $7,600,000 a year ago. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 2000. Three customers accounted for approximately 37% of Hanora's total sales during the 1999 fiscal year. The loss of any one of these three customers would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

      The Hanora South division of the Company ("Hanora South"), operates a yarn spinning plant in Lake City, South Carolina, which produces craft, sweater, hosiery, upholstery and industrial yarns as a commission spinner for Hanora. J&M Dyers, ("J&M"), another division of the Company, which operates a yarn dyeing plant in Sumter, South Carolina, is a commission dyer for rawstock, package, ombre and skein dyeing. Neither of these divisions is a significant factor in the markets they serve and each competes with a number of other firms that are substantially larger; at the present time, neither has a significant backlog of orders.

      Textile revenues accounted for 24%, 33%, and 32% of consolidated revenues from operations for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

ITEM 2. PROPERTIES

              Location                          General Character (1)
--------------------------------------------------------------------------------

Real Estate Segment

Junior Coat Building                  18-story office, showroom and
250 W. 39th Street                    manufacturing facility; 182,000 rentable
New York, New York                    square feet; 95% rented.

Colonial Bank Building                6-story office building; 39,300 rentable
4100 Pinetree Drive                   square feet; 100% rented.
Miami Beach, Florida

First Republic Office Park            Two, two-story office buildings with
Thruway and Electronics Parkway       49,000 and 35,000 rentable square feet;
Liverpool, New York                   approximately 14 acres of land; 100%
                                      rented.

Waltham Engineering Center            17 multi-story industrial buildings;
Waltham, Massachusetts                in excess of 380,000 rentable square feet;
                                      parking facilities; 96% rented.

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

              Location                         General Character (1)
-------------------------------------------------------------------------------

London Bridge Shopping Center         Approximately 10.2 acres of land and
Virginia Beach, Virginia              100,000 square feet of space in buildings
                                      located thereon; 100% rented.

Shipps Corner Shopping Center         Approximately 5.5 acres of land and 63,000
Virginia Beach, Virginia              square feet of space in buildings located
                                      thereon; 100% rented.

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

Newburyport, Massachusetts            4-story building; 100,000 rentable square
                                      feet of space; 74% rented.

                                      3-story building, 13,800 rentable
                                      square feet of space; 100% rented.

                                      Two-story building and warehouse;
                                      5,000 square feet, presently vacant.

Hotel Segment

Hotel--Syracuse                       288-room motor hotel and convention
Thruway and Electronics Parkway       center; indoor pool; operated under a
Liverpool, New York                   Holiday Inn franchise agreement.

              Location                         General Character (1)
-------------------------------------------------------------------------------

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

Mattituck, New York                   Approximately 1 acre of land on Long
                                      Island; used as a grow out pond for the
                                      clam hatchery.

Englishman Island                     Approximately 600 acres of land including
Guayaquil County, Ecuador             approximately 288 acres owned and the
                                      balance held under a 10-year
                                      concession, expiring April 2004,
                                      containing shrimp ponds and drainage
                                      canals.

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

              Location                         General Character (1)
-------------------------------------------------------------------------------

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

Corporate Office

302 Fifth Avenue                      5,400 square feet of executive offices;
New York, New York                    month-to-month tenant at a rent of $8,800
                                      per month. See Item 13. below.

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

      There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a low of $33 per share in September 1997 to a high of $40 in March 1999.

      Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 16, 1999, there were 719 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 1999. The Company has no intention of paying dividends in the foreseeable future.

d.    The Company did not sell any securities during the past year.

ITEM 6. SELECTED FINANCIAL DATA

                                                             Fiscal year ended June 30,
                                              ------------------------------------------------------
                                                 1999        1998       1997       1996       1995
                                              ------------------------------------------------------
                                                       (In thousands, except per share amounts)
Revenues                                      $ 51,489    $ 50,061   $ 50,220   $ 45,612    $ 48,216
                                              ======================================================

Gain on sale of real estate held for rental       NONE    $ 12,922       NONE       NONE        NONE
                                              ======================================================

Income before interest and income taxes       $  2,792    $ 17,130   $  4,814   $    912    $  4,450
                                              ======================================================

Interest costs                                $  2,867    $  2,927   $  3,068   $  3,115    $  2,993
                                              ======================================================

Net (loss) income                             $   (124)   $ 13,628   $  1,170   $ (2,767)   $  1,010
                                              ======================================================

Net (loss) income per share of common stock
   - basic and diluted                        $   (.19)   $  20.29   $   1.74   $  (4.11)   $   1.50
                                              ======================================================

Total assets                                  $ 96,556    $ 87,966   $ 81,336   $ 79,239    $ 82,740
                                              ======================================================

Long-term debt                                $ 29,818    $ 21,625   $ 26,297   $ 23,810    $ 25,540
                                              ======================================================

Stockholders' equity                          $ 54,880    $ 55,170   $ 41,609   $ 40,446    $ 43,254
                                              ======================================================

Cash dividends per common share                   NONE        NONE       NONE       NONE        NONE
                                              ======================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 1999 decreased by approximately $5,650,000 to $4,889,000.

Net cash provided by operating activities was approximately $1,469,000 during the 1999 fiscal year. Net cash provided by financing activities was approximately $9,443,000. Net cash of approximately $17,996,000 was used by investing activities. The Company has a $9,000,000 term loan with its principal lender bearing interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359,000 per annum. The term loan matures on October 21, 2002 and the revolving line of credit matures in October 2000. At June 30, 1999 the term loan balance was $8,431,900 with interest at 7.5%, and $1,000,000 was outstanding on the revolving line of credit with interest at 7%.

During the three years ended June 30, 1999, the Company incurred capital expenditures of approximately $24,159,000. In addition, approximately $5,292,000 was expended for tenant improvements during this three year period. At June 30, 1999 the Company had no significant commitments for capital expenditures and believes that its current borrowings are adequate to meet cash needs for the next twelve months.

The Company's equity share of losses from Ecuadorian shrimp operations was $1,119,000 in fiscal 1999 as compared to a loss of $328,000 in fiscal 1998. Efforts are being made to increase shrimp production through the use of the Company's newly patented Mariculture System, rehabilitation of the farms and improved farming techniques. In order to obtain funds for its Ecuadorian shrimp operations the Company and its Ecuadorian subsidiary closed a loan with the Overseas Private Investment Corporation in December 1998 for $5,600,000. The loan bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest. After the repayment of $2,800,000 of loans in Ecuador with interest rates ranging from 13% to 51%, the repayment of approximately $1,400,000 to the Company and $540,000 held in escrow reserve accounts, approximately $860,000 remained for working capital needs for the Ecuadorian shrimp operations. Although there can be no assurance that the shrimp operations will improve, the Company believes that operations will substantially improve in the second half of fiscal 2000 as a result of the reduction in interest costs, other cost reductions, the efforts to increase production as discussed above, and the marketing (i.e. to receive royalties) of its Mariculture System to other shrimp farmers.

Results of Operations

Real Estate

The Company's real estate operating profits decreased $157,000 in fiscal 1999 and revenues decreased $1,272,000. This was due primarily to the sale of the Video Film Center in the last fiscal year, which had revenues of $2,864,000 and operating profit of $549,000 in the last fiscal year. Revenues at the Shipps Corner Shopping Center purchased November 17, 1998 were $294,000 and operating profit were $177,000. Revenues at the property in Newburyport which the Company has renovated increased $364,000 and operating profit decreased $310,000. At August 31, 1999 the Newburyport property's occupancy was 74% and the company expects the property to be profitable in the coming year. Revenues and operating income increased at substantially all the other properties. Mortgage interest was reduced by $177,000 and proceeds of $169,000 was received at the Richmond Virginia Shopping Center in the settlement of a lawsuit.

In fiscal 1998 operating profits increased $960,000 and revenue decreased by $516,000 compared to the prior fiscal year. Profits increased at substantially all the properties. The revenue decrease is attributable to the sale of the Video Film Center on which the Company recognized a gain of $12,922,000. Repairs and maintenance and related costs decreased $493,000 at the East Newark Industrial Center, and $301,000 at the Waltham Engineering Center. As a result of the sale of the Video Film Center, mortgage interest was reduced by $245,000 and utility and fuel expenses decreased by $178,000.

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

Hotel

In fiscal 1999 revenues decreased $287,000 and profits decreased $547,000 as a result of a $4,000,000 renovation at the hotel which was completed in January 1999. The hotel is now operating under a Holiday Inn franchise agreement. Depreciation expense increased $282,000 as a result of the renovation.

In fiscal 1998 revenues decreased $220,000 and profits decreased $84,000, due to renovations started at the hotel. In fiscal 1998 the hotel terminated its franchise agreement with ITT Sheraton Corporation to become a Holiday Inn facility. In fiscal 1997 operating profits for the hotel increased approximately $172,000 on an approximately $357,000 increase in revenues.

Seafood

Overall revenues for the seafood division increased $7,078,000 in fiscal 1999 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 1999 were $2,428,000 as compared to a loss of $3,576,000 in fiscal 1998. Losses from the Ecuadorian shrimp operations were $1,947,000 and revenues decreased $2,826,000 due to problems at the shrimp hatchery earlier in the year caused by colder water temperatures and the transition from the weather phenomenon known as "El Nino" and the discontinuation of sales of shrimp purchased from third parties. Shrimp yields in the latter part of the year were adversely affected by an outbreak of White Spot Virus that reduced pounds harvested. The Company is attempting to mitigate the effects of the virus by utilizing its ozone system and recent tests suggest that a stabilizing trend has been reached. However, there can be no assurance that this favorable trend will continue. The Company's scallop operation incurred a loss of $547,000 in fiscal 1999 as compared to a loss of $1,163,000 in fiscal 1998 on a $3,608,000 increase in revenues. Bluepoints' Long Island operations had a profit of $66,000 as compared to a loss of $1,054,000 in the prior year. Revenues increased $6,296,000 principally due to the sale of imported lobster tails, a new product for the Company.

In fiscal 1998 revenues for the seafood division increased $121,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 1998 were $3,576,000 as compared to a loss of $1,957,00 in fiscal 1997. Losses from the Ecuadorian shrimp operations of $1,359,000 were about the same as the prior year, During fiscal 1998 Ecuadorian shrimp operations include the sale of shrimp purchased from third parties. The Company's scallop operation incurred a loss of $1,163,000 in fiscal 1998 as compared to a break even level in fiscal 1997. There were no scallops harvested during most of fiscal 1998. The scallop operation incurred a $350,000 charge for a real estate tax claim that the Company had been disputing for several years. Bluepoint's Long Island operations had a loss of $1,054,000 as a result of the continuing smaller harvests of clams as compared to a loss of $527,000 in the prior year. In fiscal 1997 revenues increased approximately $2,507,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entities and excluding minority interests' share of loss of subsidiaries) in fiscal 1997 were $1,957,000 as compared to a loss of $4,169,000 in fiscal 1996. Ecuadorian operations reduced their losses to $1,398,000 as compared to the prior year's loss of $2,043,000 as a result of higher shrimp sales due to more product being harvested resulting from steps taken by the Company to increase yields. During fiscal 1997 the Company purchased the remaining 50% of the scallop operation in Cape Canaveral, Florida and it operated at a break even level on revenues of $1,242,000 for the year as compared to a loss in the prior year of $1,033,000, which represented 50% of the prior year's loss. Bluepoints' Long Island operations had a loss of $527,000 as a result of continuing smaller harvests of clams which were offset somewhat by profits from sales of shrimp imported from Costa Rica. This compares with a loss of $941,000 in fiscal 1996. The assets of the discontinued soft shell crab operation were sold in fiscal year 1997 and the Company incurred a loss of $34,000.

Textile

Fiscal 1999 revenues for the textile division decreased $4,458,000 over the prior year and operating profit decreased $998,000. Hanora Spinning's operating profit decreased $493,000 to $383,000 and revenues decreased $3,372,000. Hanora South and J&M Dyers ("J&M") incurred a combined loss of $593,000 as compared to the prior year's loss of $167,000 and revenues decreased $1,086,000. The decrease in earnings in the textile division was due to lower revenues caused by a downturn in the textile industry, lower wool prices and increased competition from foreign companies. Whitlock Combing Company, Inc. ("Whitlock") which owned a wool combing plant in South Carolina and which discontinued operations in 1992 incurred losses of $466,000 (including an additional writedown of its building by $300,000) relating to its property in South Carolina which is being offered for sale compared to a loss of $387,000 (including an additional write down of its building by $250,000) last year. During the three years ended June 30, 1999 the Company purchased approximately $2,300,000 of machinery and equipment for the textile operations.

In fiscal 1998 revenues for the textile division increased $717,000 over the prior year and operating profit increased $59,000. Hanora Spinning's operating profit increased $37,000 to $876,000. Hanora South and J&M incurred a combined loss of $167,000 as compared to the prior year's loss of $238,000 due to continuing higher revenues at J&M. Whitlock incurred losses of $387,000 (including a writedown of its building by $250,000) compared to a loss of $339,000 (including an additional write down of its building by $250,000) last year. In fiscal 1997 revenues for the textile division increased by 4% over the prior year, and earnings increased $635,000. Hanora Spinning's earnings increased $156,000 to $839,000 due to higher operating margins. Hanora South and J&M incurred a combined loss of $238,000 as compared to the prior year's loss of $530,000 due to higher revenues and gross profits earned at J&M. Whitlock incurred losses of $339,000 (including a writedown of its building of $250,000) compared to a loss of $526,000 (including a write down of its building by $262,000) in the prior year.

Health Care

In fiscal 1998, the Company sold its investment in its health care operations and recognized income of $623,000 from this investment as compared to income of $574,000 in fiscal 1997.

Corporate/Other

Corporate interest and expenses for the last three years was $4,367,000, $4,036,000, and $4,339,000, respectively. Corporate and other revenues for the last three years was

$691,000, $324,000, and $587,000, respectively. Corporate expenses includes the operations of the Merrimac division other than those related to the ownership of currently leased real estate which are included in the real estate operations. Corporate expenses increased in the current fiscal year principally due to increased professional fees of $150,000 and increased salaries of $136,000. The professional fees relate to the patent obtained on the Company's Mariculture System in Ecuador. Corporate expenses decreased by $303,000 in fiscal 1998, primarily as a result of $307,000 of clean-up expenses at Merrimac's Newburyport property in the prior year. Starting in fiscal 1998, this property was included in real estate operations. Except as referred to above, all corporate expenses, including interest on the Company's term loan and revolving line of credit, have remained relatively constant for the last three years.

Year 2000 Compliance

The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Company has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the Company: information technology systems, non-information technology systems and third party issues. The following is a summary of these initiatives:

Information Technology: The Company has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Company has completed its assessment and has been advised by its independent software provider that with modifications to existing software and conversions to new software and hardware, the Company's network operating systems and software applications will be Y2K compliant.

Non-information Technology: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and its real estate properties. The Company has reviewed the corporate facility management systems and concluded that the systems of its corporate office and real estate properties', including telephone, utilities, fire and security systems are Y2K compliant.

Third Parties: The Company has third-party relationships with tenants, suppliers, contractors and service providers. The Company has queried its key suppliers, subcontractors and service providers. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure the necessary supplies and services. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs: The accounting software upgrade and conversion is being executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion which the Company had previously commenced during fiscal 1998 is estimated at approximately $60,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the Company. The identification and remediation of systems is being accomplished by in-house personnel. The assessment of third-party readiness is also being conducted by in-house personnel whose costs are recorded as normal operating expenses.

Risks: The principal risks to the Company relating to the completion of its accounting software conversion is failure to correctly bill tenants after December 31, 1999 and to pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills until the systems became operational.

The principal risks to the Company relating to non-information systems at the corporate office are failure to identify time-sensitive systems and inability to find a suitable replacement system. The Company believes that adequate replacement components or new systems are available at reasonable prices and are in good supply. The Company also believes that adequate time and resources are available to remediate these areas as needed.

The principal risks to the Company in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or cannot be replaced within an acceptable timeframe.

Contingency Plans: The conversion to the new software is scheduled to be completed by October 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's description of its Y2K compliance issue is based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Company will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Company or the major tenants or vendors with whom the Company does business fail to address their major Y2K issues, the Company's operating results or financial position could be materially adversely affected.

Forward-looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

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

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive (loss) income, retained earnings, and cash flows for each of three years in the period ended June 30, 1999. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries, Bluepoints International Fisheries, Inc. and subsidiaries and the hotel division, which statements reflect total assets constituting 25% in 1999 and 18% in 1998, and total revenues constituting 27% in 1999, 23% in 1998, and 18% in 1997, of the related consolidated totals, (b) Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies (the "Mondragon Companies", a corporation in which the Company has a 38% interest), accounted for on the equity method, and (c) certain health care entities (Bristol Manor Health Care Center, Inc., The Whitehall Residence, Inc., Logan Manor Corp., Harbor View Health Care Center, Inc.), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young  LLP
New York, New York
September 21, 1999

                       [LETTERHEAD OF BDO STERN CIA Ltda.]

Independent Auditor's Report

To the Board of Directors
Marchelot S.A. and Subsidiaries
New York, U.S.A.

We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda), and its subsidiaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and Comercorp S.A. as of June 30, 1999 and 1998, and the related consolidated statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards prevailing in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries to June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles prevailing in the United States of America.


/s/ BDO Stern

August 9, 1999
Guayaquil, Ecuador

                 [LETTERHEAD OF HOYMAN, DOBSON & COMPANY, P.A.]

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bluepoints International Fisheries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bluepoints International Fisheries, Inc. (a Florida corporation) and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We did not observe the physical inventory (stated at $153,482) taken as of June 30, 1998, since that date was prior to our engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

The Company's financial statements do not disclose deferred taxes. In our opinion, disclosure of that information is required to conform with generally accepted accounting principles.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary in the statements of operations and accumulated deficit, and cash flows had we been able to observe the physical inventory taken as of June 30, 1998, and except for the omission of the information discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluepoints International Fisheries, Inc. and Subsidiaries as of June 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Hoyman Dobson & Company, P.A.

Hoyman Dobson & Company, P.A.
August 9, 1999

                     [LETTERHEAD OF DERMODY, BURKE & BROWN]

INDEPENDENT AUDITORS' REPORT
================================================================================

BOARD OF DIRECTORS
FIRST REPUBLIC CORPORATION
OF AMERICA, HOLIDAY INN

We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, HOLIDAY INN as of June 30, 1999 and 1998, and the related statements of income and division control and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Holiday Inn is owned and operated by First Republic Corporation of America and its affiliated company, First Republic Building Corporation. The accounting records maintained in Syracuse relate only to the transactions incurred in the daily operation of the Hotel. Transactions involving debt financing, tax escrow payments, corporate income taxes and property accounts are not reflected on the Hotel's books but are the accounting responsibility of First Republic and its affiliate. These financial statements are issued for inclusion in the financial statements of First Republic Corporation of America and should not be considered separately in determining the financial position and results of operations of the Holiday Inn.


--------------------------------------------------------------------------------

================================================================================

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of First Republic Corporation of America, Holiday Inn at June 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


                                       /s/ Dermody, Burke and Brown

                                       DERMODY, BURKE AND BROWN
                                       Certified Public Accountants, P.C.

Syracuse, NY

September 1, 1999


--------------------------------------------------------------------------------

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

September 4, 1998

                          [LETTERHEAD OF LOEB & TROPER]

                          Independent Auditor's Report

Board of Directors
Bristol Manor Health Care Center, Inc.

      We have audited the accompanying balance sheet of Bristol Manor Health Care Center, Inc. as of June 30, 1997, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      The balance sheet of Bristol Manor Health Care Center, Inc. includes an amount due from affiliated entities of $3,349,578. It is unlikely that these amounts will be recovered in the foreseeable future. No allowance for doubtful accounts has been recorded. Generally accepted accounting principles require that assets be stated at net realizable value.

      In our opinion, except for the effects of not recording an allowance for doubtful accounts as discussed in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Manor Health Care Center, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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

September 4, 1998

                          [LETTERHEAD OF LOEB & TROPER]

                          Independent Auditor's Report

Board of Directors
The Whitehall Residence, Inc.

      We have audited the accompanying balance sheet of The Whitehall Residence, Inc. as of June 30, 1997, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Whitehall Residence, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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


                                                   /s/ Loeb & Troper

September 4, 1998

                          [LETTERHEAD OF LOEB & TROPER]

                          Independent Auditor's Report

Board of Directors
Logan Manor Corp.

      We have audited the accompanying balance sheet of Logan Manor Corp. as of June 30, 1997, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Manor Corp. as of June 30, 1997, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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

September 4, 1998

                          [LETTERHEAD OF LOEB & TROPER]

                          Independent Auditor's Report

Board of Directors
Harbor View Health Care Center, Inc.

      We have audited the accompanying balance sheet of Harbor View Health Care Center, Inc. as of June 30, 1997, and the related statements of operations and cash flows for the six months then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      The balance sheet of Harbor View Health Care Center, Inc. includes an amount due from affiliated entities of $582,022. It is unlikely that these amounts will be recovered in the foreseeable future. No allowance for doubtful accounts has been recorded. Generally accepted accounting principles require that assets be stated at net realizable value.

      In our opinion, except for the effects of not recording an allowance for doubtful accounts as discussed in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor View Health Care Center, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

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


                                                   /s/ Loeb & Troper

August 27, 1997

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                                                June 30,
                                                                           1999         1998
                                                                       -------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $ 1,506,113   $ 8,590,167
   Accounts and rents receivable, net of allowances of
     $85,007 and $303,813                                                4,415,546     3,395,191
   Mortgages receivable (Notes 3 and 6)                                     52,105       106,669
   Other receivables including $745,000 and $20,000 due from related
     party                                                               1,710,741       572,236
   Inventories (Note 1)                                                  5,293,998     5,415,534
   Prepaid expenses and other assets                                     1,266,862     1,125,634
                                                                       -------------------------
Total current assets                                                    14,245,365    19,205,431

Real estate held for rental and hotel, at cost (Notes 5 and 9):
   Land                                                                  8,630,990     7,774,740
   Building and improvements                                            47,597,820    42,973,647
                                                                       -------------------------
                                                                        56,228,810    50,748,387
   Less accumulated depreciation                                        19,709,189    22,315,975
                                                                       -------------------------
                                                                        36,519,621    28,432,412
Other property, plant and equipment, at cost (Note 1):
   Land                                                                  1,594,240     1,591,775
   Buildings and improvements                                            9,524,587     8,105,775
   Leaseholds and improvements                                           1,795,127     1,785,939
   Machinery, equipment, parts and vehicles                             15,623,196    14,453,536
   Furniture and furnishings                                               532,865       503,806
   Construction-in-progress                                                287,714     1,349,402
                                                                       -------------------------
                                                                        29,357,729    27,790,233
   Less accumulated depreciation and amortization                       13,544,469    12,442,148
                                                                       -------------------------
                                                                        15,813,260    15,348,085

Deferred income tax (Note 7)                                               905,000       500,000
Restricted cash (Note 5)                                                   440,287            --

Investments in and advances to affiliated entities (Notes 1 and 4)      12,508,251     8,735,346
Tenant improvements, net of accumulated amortization of $4,001,543
   and $3,322,169                                                        7,247,418     7,483,766
Unamortized leasing, financing and other deferred costs                  1,764,078     1,803,248

Other assets:
   Cash and securities in trust for tenants' security deposits           1,280,599     1,198,173
   Mortgage escrow funds and security deposits                              91,442       107,595
   Assets held for sale (Note 11)                                          500,000       800,000
   Due from related parties (Note 10)                                    4,989,680     4,075,557
   Other                                                                   251,080       276,141
                                                                       -------------------------
                                                                         7,112,801     6,457,466
                                                                       -------------------------
Total assets                                                           $96,556,081   $87,965,754
                                                                       =========================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                 June 30,
                                                           1999            1998
                                                       ----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable (Notes 5 and 6)                       $  1,000,000    $    524,900
   Note payable, related party (Note 10)                    640,000         640,000
   Current portion of long-term debt (Notes 5 and 6)      2,179,641       1,395,593
   Accounts payable                                       2,979,642       1,797,987
   Accrued expenses and taxes payable                     2,171,409       2,925,597
   Due to related parties (Note 10)                         292,000       1,288,907
   Other liabilities                                         93,257          93,257
                                                       ----------------------------
Total current liabilities                                 9,355,949       8,666,241

Long-term debt (Notes 5 and 6)                           29,818,421      21,625,350

Other liabilities:
   Tenants' security deposits payable                     1,280,599       1,198,173
   Accrued pension (Note 8)                                 726,038         843,824
                                                       ----------------------------
                                                          2,006,637       2,041,997

Minority interests                                          495,532         461,874
                                                       ----------------------------
Total liabilities                                        41,676,539      32,795,462

Leases, commitments and contingencies
   (Notes 5, 9 and 11)                                           --              --

Stockholders' equity:
   Common stock, $1 par value:
     Authorized, 2,400,000 shares;
     Issued, 1,175,261 shares                             1,175,261       1,175,261
   Additional paid-in capital                            15,000,753      15,000,753
   Retained earnings                                     43,347,294      43,471,684
   Other comprehensive (loss)                              (157,000)             --
                                                       ----------------------------
                                                         59,366,308      59,647,698
   Less treasury stock, at cost--505,270 and
     505,036 shares (Note 11)                             4,486,766       4,477,406
                                                       ----------------------------
Total stockholders' equity                               54,879,542      55,170,292
                                                       ----------------------------
Total liabilities and stockholders' equity             $ 96,556,081    $ 87,965,754
                                                       ============================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations
                         and Comprehensive (Loss) Income

                                                                 Year ended June 30,
                                                         1999            1998           1997
                                                    --------------------------------------------
Revenues:
   Sales--textiles and seafood                      $ 28,454,738    $ 25,873,482    $ 24,949,212
   Rents and other revenues--real estate and
     hotel operations                                 21,282,828      23,207,992      23,285,138
   Other (including interest income of
     approximately $824,000, $492,000 and
     $261,000)                                         1,750,982         979,901       1,986,069
                                                    --------------------------------------------
                                                      51,488,548      50,061,375      50,220,419
                                                    --------------------------------------------
Costs and expenses:
   Cost of sales--textiles and seafood                26,709,207      23,900,935      22,205,567
   Operating costs--real estate and hotel
     operations                                       11,433,946      12,329,325      14,153,958
   Depreciation and amortization                       4,447,629       3,977,670       4,052,848
   Interest                                            2,866,777       2,926,778       3,068,457
   Selling, general and administrative                 5,613,963       6,832,226       5,750,101
   Writedown of property and equipment
     (Notes 1 and 11)                                    300,000         250,000         249,875
   Minority interests' share of loss of
     subsidiaries                                       (880,466)     (1,116,844)       (996,382)
                                                    --------------------------------------------
                                                      50,491,056      49,100,090      48,484,424
                                                    --------------------------------------------
Income before income taxes, gain on sale and
   equity in (loss) income of affiliated entities        997,492         961,285       1,735,995
Equity in (loss) income of affiliated entities
   (Note 4)                                           (1,071,882)        319,932           9,216
Gain on sale of real estate held for rental                   --      12,922,106              --
                                                    --------------------------------------------
(Loss) income before income taxes                        (74,390)     14,203,323       1,745,211
Income tax expense (Note 7)                               50,000         575,000         575,000
                                                    --------------------------------------------
Net (loss) income                                       (124,390)     13,628,323       1,170,211
                                                    --------------------------------------------
Other comprehensive (loss) income:
   Additional minimum pension obligation (net
     of deferred taxes of $105,000)                     (157,000)             --              --
                                                    --------------------------------------------
Comprehensive (loss) income                         $   (281,390)   $ 13,628,323    $  1,170,211
                                                    ============================================

Per share of common stock (Note 1):
Net (loss) income- basic and diluted                     ($.19)         $20.29           $1.74
                                                    ============================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings

                                                  Year ended June 30,
                                         1999             1998           1997
                                     -------------------------------------------

Balance, beginning of year           $ 43,471,684    $ 29,843,361   $ 28,673,150

Net (loss) income for the year           (124,390)     13,628,323      1,170,211
                                     -------------------------------------------

Balance, end of year                 $ 43,347,294    $ 43,471,684   $ 29,843,361
                                     ===========================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                      Year ended June 30,
                                                            1999            1998           1997
                                                       --------------------------------------------
Operating activities
Net (loss) income                                      $   (124,390)   $ 13,628,323    $  1,170,211
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Gain on sale of real estate held for rental                 --     (12,922,106)             --
     Depreciation and amortization                        4,447,629       3,977,670       4,052,848
     Writedown of property and equipment                    300,000         250,000         249,875
     Deferred income taxes                                 (300,000)       (992,926)        (75,000)
     Equity in loss (income) of affiliated entities       1,071,882        (319,932)         (9,216)
     Minority interests' share of loss in
       subsidiaries                                        (880,466)     (1,116,844)       (996,382)
     Changes in operating assets and liabilities:
         Accounts, rents and other receivables           (2,158,860)      1,419,994         605,636
         Inventories                                        121,536      (1,913,884)      1,419,633
         Prepaid expenses and other assets                 (141,228)        173,826        (183,736)
         Accounts payable                                 1,181,655        (533,531)        439,144
         Accrued expenses and other current
           liabilities                                     (754,188)        608,099         229,178
         Due to related parties                            (996,907)        (85,128)        630,243
         Other liabilities                                 (297,360)       (532,319)       (573,107)
                                                       --------------------------------------------
Cash provided by operating activities                     1,469,303       1,641,242       6,959,327
                                                       --------------------------------------------

Investing activities
Purchases of real estate held for rental                 (9,633,409)     (5,239,516)     (1,484,689)
Purchases of other property plant and equipment          (2,332,811)     (2,434,634)     (3,034,177)
Additions to tenant improvements                           (794,672)     (2,894,918)     (1,602,630)
Sale of real estate held for rental                              --      16,097,352              --
Investment in affiliated entities                        (4,844,787)     (2,077,323)     (1,239,862)
Distribution in excess of equity in earnings
   from affiliated entities                                      --       6,721,672         437,225
Payments received on mortgages receivable                    54,564           3,001         620,556
Restricted cash                                            (440,287)             --              --
Other investing activities                                   (4,815)        632,390        (207,282)
                                                       --------------------------------------------
Net cash (used in) provided by investing activities     (17,996,217)     10,808,024      (6,510,859)
                                                       --------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                                      Year ended June 30,
                                                            1999            1998           1997
                                                       --------------------------------------------
Financing activities
Proceeds from mortgages and notes payable to banks     $ 21,235,000    $ 13,100,000    $ 13,800,000
Payments on mortgages and notes payable to banks        (11,782,780)    (19,047,310)    (13,318,667)
Minority interests' additional paid-in capital                   --         223,262              --
Purchases of treasury stock                                  (9,360)        (67,126)         (6,805)
                                                       --------------------------------------------
Net cash provided by (used in) financing activities       9,442,860      (5,791,174)        474,528
                                                       --------------------------------------------

Net (decrease) increase in cash and cash equivalents     (7,084,054)      6,658,092         922,996
Cash and cash equivalents at the beginning of year        8,590,167       1,932,075       1,009,079
                                                       --------------------------------------------
Cash and cash equivalents at the end of year           $  1,506,113    $  8,590,167    $  1,932,075
                                                       ============================================

Supplemental disclosure
Income taxes paid                                      $    968,923    $  1,000,307    $    742,626
Interest paid                                          $  2,908,884    $  2,955,080    $  3,059,458

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The First Republic Corporation of America and all majority owned or controlled subsidiaries ("FRCA" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records its investment in partnerships and corporations in which it owns or owned interests ranging from 38% to 50% in accordance with the equity method.

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

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                          June 30,
                                                    1999           1998
                                                 -------------------------
      Work-in-process and raw materials          $1,913,784     $2,231,594
      Finished goods                              3,380,214      3,183,940
                                                 -------------------------
                                                 $5,293,998     $5,415,534
                                                 =========================

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                                 Estimated
                 Classification                                  Useful Life
      --------------------------------------------------------------------------
      Buildings and improvements                                15 to 40 years
      Leaseholds and improvements                                3 to 31.5 years
      Machinery, equipment, parts and vehicles                   5 to 10 years
      Furniture and furnishings                                  5 years

Tenant improvements and leasing commissions are amortized over the term of the respective tenants' leases.

Financing costs are amortized over the term of the related debt.

Revenues

Sales of textiles and seafood are recognized when shipments are made to customers. Returns of textiles and seafood are not significant, therefore no provision has been recorded. Rental revenue is recognized on an accrual basis in accordance with the terms of the lease except that leases with scheduled rent increases are required to be recognized on a straight-line basis over the life of the lease. Hotel revenues are recognized when the related services are rendered.

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

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("Statement 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets to be disposed of. A writedown of $300,000 and $250,000 was recorded for Whitlock Combing Company Inc. ("Whitlock") for the years ended June 30, 1999 and 1998 (see Note 11).

Earnings Per Share

Financial Accounting Standards Board Statement No. 128, Earnings per Share ("Statement 128"), which supersedes APB Opinion No. 15, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Statement 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company adopted Statement 128 in fiscal 1998. Statement 128 does not have an effect on the Company's financial statements due to the fact that the Company does not have any dilutive securities.

Basic and diluted per share amounts are based on 670,126 (1999), 671,518 (1998) and 672,165 (1997) weighted average shares of common stock outstanding.

Segments and Related Information

Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Segments and Related Information (continued)

public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.

Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or the financial position of the Company, but did affect the disclosure of segment information (see Note 2).

Derivative Instruments and Hedging Activities

The FASB recently issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The rule now will apply to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Foreign Operations

A subsidiary, together with certain entities in which the subsidiary owns a 38% interest, is engaged in shrimp farming operations in Ecuador. Financial statements of such foreign entities are translated using the U.S. dollar as the functional currency since Ecuador has a hyperinflationary currency. Operations include exchange gains (included in selling, general and administrative expenses) of $985,032 (1999), $501,499 (1998) and $395,202 (1997) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

Comprehensive Income

In fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for reporting and display of comprehensive income and its components.

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (continued)

Statement 130 requires unrealized gains or losses on the Company's defined benefit plan, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income.

Pensions

In February 1998, the Financial Accounting Standards Board issued Statement 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132") which amends Statements No. 87, 88, and 106. Statement 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 132 in fiscal 1999. The Statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of those plans.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

2. Industry Segments and Foreign Operations

The Company's operations in the industry segments detailed below consist of:

      Real Estate: Ownership of loft, office and industrial buildings, shopping centers, residential property and vacant land located principally in the states of New York, New Jersey, Florida, North Carolina, Massachusetts, Rhode Island, Virginia and Pennsylvania.

      Hotel: Ownership and operation of a hotel and convention center in Liverpool, New York.

      Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's South Shore in New York State,

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

      harvesting and sale of scallops on property leased by the Company in Cape Canaveral, Florida, sales of shrimp from Ecuador (grown in Company owned ponds or purchased from a 38% owned entity and other third-parties) and sales of lobster tails imported from various other countries.

      Textile: Operations of two yarn spinning plants and a dye house located in South Carolina and Rhode Island.

The Company and its subsidiaries operate in four segments, as noted above. The segments are managed and reported separately because of the differences in products they produce and markets they serve. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income, i.e., results of operations before certain Corporate items and income taxes. There are no intersegment sales.

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

Following is information about the Company's industry segments for each of the three years ended June 30:

                                                  1999            1998           1997
                                              --------------------------------------------
      Revenues:
         Real estate                          $ 16,269,235    $ 17,541,502    $ 18,057,022
         Hotel                                   5,262,824       5,550,305       5,770,014
         Seafood                                17,164,814      10,086,562       9,965,316
         Textile                                12,100,073      16,558,529      15,841,319
         Corporate                                 691,602         324,477         586,748
                                              --------------------------------------------
                                              $ 51,488,548    $ 50,061,375    $ 50,220,419
                                              ============================================
      Operating profit (loss):
         Real estate (a)                      $  5,735,400    $  5,892,293    $  4,931,831
         Hotel                                      42,238         589,592         673,149
         Seafood (f)                            (1,309,011)     (3,248,239)     (1,375,272)
         Textile (b)                              (676,117)        321,931         262,494
                                              --------------------------------------------
      Total operating profit                     3,792,510       3,555,577       4,492,202

      Corporate expenses                        (3,590,326)     (3,238,897)     (3,486,351)
      Corporate interest expense                  (776,760)       (796,716)       (852,986)
      Corporate revenue (e)                        691,602         324,477         586,748
      Gain on sale of real estate                       --      12,922,106              --
      Equity in income (loss) of affiliated
         entities (c)                           (1,071,882)        319,932           9,216
      Minority interests' share of loss of
         subsidiaries                              880,466       1,116,844         996,382
                                              --------------------------------------------
      (Loss) income before income taxes       $    (74,390)   $ 14,203,323    $  1,745,211
                                              ============================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                           1999          1998          1997
                                       ---------------------------------------
      Identifiable assets:
         Real estate                   $41,004,974   $36,104,553   $34,898,169
         Hotel                           6,405,362     3,203,609     2,805,387
         Seafood                        21,050,906    17,251,584    14,724,084
         Textile                        10,025,734    11,195,286    11,797,287
         Corporate and other (d)        18,069,105    20,210,722    17,110,966
                                       ---------------------------------------
                                       $96,556,081   $87,965,754   $81,335,893
                                       =======================================

      Depreciation and amortization:
           Real estate                 $ 2,055,065   $ 1,977,797   $ 1,891,940
           Hotel                           524,928       275,800       387,903
           Seafood                         900,858       736,009       665,192
           Textile                         926,431       948,297     1,045,591
           Corporate and other              40,347        39,767        62,222
                                       ---------------------------------------
                                       $ 4,447,629   $ 3,977,670   $ 4,052,848
                                       =======================================

      Capital expenditures--net:
         Real estate                   $ 6,803,555   $ 7,426,669   $ 2,941,453
         Hotel                           3,624,526       707,765       145,865
         Seafood                           982,469     1,561,186     2,792,954
         Textile                         1,231,342       838,335       230,015
         Corporate and other               119,000        35,113        10,939
                                       ---------------------------------------
                                       $12,760,892   $10,569,068   $ 6,121,226
                                       =======================================

      Geographic information:
         Revenues
           United States               $48,725,498   $44,479,893   $47,564,116
           Ecuador                       2,763,050     5,581,482     2,656,303
                                       ---------------------------------------
                                       $51,488,548   $50,061,375   $50,220,419
                                       =======================================

      Identifiable assets:
         United States                 $71,922,081   $66,781,754   $62,854,893
         Ecuador                        24,634,000    21,184,000    18,481,000
                                       ---------------------------------------
                                       $96,556,081   $87,965,754   $81,335,893
                                       =======================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

      (a)   Includes mortgage interest expense of $1,395,541 (1999), $1,572,280
            (1998), and $1,817,120 (1997).
      (b)   Includes losses from Whitlock (see Note 11).
      (c)   See Note 4.
      (d) Consists principally of investments in and advances to affiliated entities.
      (e)   Includes interest income of $275,000 (1999), $196,000 (1998) and
            $120,000 (1997)
      (f)   Includes interest income of $549,000 (1999), $296,000 (1998) and
            $141,000 (1997)

3. Mortgages Receivable

The mortgages receivable which were due through June 1, 1999 have all been repaid by August 1999.

4. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                                                                                      Company's
                                                  Company's Investments            Equity in Income
                                                       and Advances                     (Loss)
                                                  ----------------------------------------------------------
                                     Company's
                                     Ownership           June 30,                 Year ended June 30,
                                    Percentage      1999         1998        1999        1998        1997
                                    ------------------------------------------------------------------------
                                                                       (In Thousands)
         Sunscape Associates            50%       $     452   $     469   $      47    $      25   $      17
         Mondragon Companies(2)         38%          11,947       8,249      (1,119)        (328)       (582)
         Health Care Entities(1)        49.9%            --          --          --          623         574
         Other                        Various           109          17          --           --          --
                                                  ----------------------------------------------------------
                                                  $  12,508   $   8,735   $  (1,072)   $     320   $       9
                                                  ==========================================================

(1)-- Equity in income is net of amortization of the Company's cost of investment which exceeded its underlying share of Partnerships' deficiency at date of acquisition. Such excess, which amounted to approximately $3,400,000 at June 30, 1997, was being amortized over 40 years. The Company sold these interests during the year ended June 30, 1998.

(2)-- Advances to Mondragon from the Company were $11,314,000 and $5,911,000 at June 30, 1999 and 1998, respectively (see Note 10).

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Real Estate

Sunscape Associates ("Sunscape") owns a 167 unit garden apartment complex located in Orlando, Florida. The other 50% interest in Sunscape is owned by corporate entities which in turn are owned by officers and directors of the Company.

Seafood

Bluepoints International Fisheries, Inc., formerly known as Lambert International Fisheries, Inc. ("Lambert"): The Company owned a 50% interest in Lambert which is located in Florida, and is engaged in the business of collecting, processing, and selling scallops. In December 1996, the Company purchased the remaining 50% of Lambert for $265,000 of which $50,000 was paid in cash and the remainder by a promissory note bearing interest at 8% which was paid in December 1997.

                                                            Year ended
                                                             June 30,
                                                              1997(1)
                                                           ------------
         Revenues                                          $     23,000
         Costs and expenses                                    (301,000)
                                                           ------------
         Net loss                                          $   (278,000)
                                                           ============

(1)--For the period prior to the acquisition of the remaining 50% interest.

Bluepoints Company Inc. ("Bluepoints"): Bluepoints, an 80.2% owned subsidiary of the Company, owns Marchelot S.A. which in turn owns a 38% interest in two Ecuadorian corporations, Isca C.A. and Langomorro CIA. Ltda. (collectively, the "Mondragon Companies"), engaged in shrimp farming operations in Ecuador. The remaining 19.8% of Bluepoints is owned by certain stockholders of the Company. For the year ended June 30, 1997, Bluepoints purchased approximately $1,010,000 of shrimp from the Mondragon Companies. During the years ended June 30, 1999 and 1998, there were no purchases of shrimp from the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Condensed combined financial information of the Mondragon Companies is as follows:

                                                            June 30,
                                                       1999          1998
                                                   -------------------------
      Assets
      Current assets                               $ 3,230,000   $ 4,894,000
      Property and equipment--net of accumulated
         depreciation                               10,566,000     9,952,000
      Other assets                                     111,000       326,000
                                                   -------------------------
      Total assets                                 $13,907,000   $15,172,000
                                                   =========================

      Liabilities
      Notes payable--banks                         $        --   $ 2,838,000
      Due to Bluepoints and other affiliates         3,756,000     2,895,000
      Other current liabilities                        230,000       748,000
                                                   -------------------------
      Total current liabilities                      3,986,000     6,481,000

      Long-term debt--Bluepoints                     8,808,000     4,677,000
                                                   -------------------------
      Total liabilities                             12,794,000    11,158,000

      Stockholders' equity                           1,113,000     4,014,000
                                                   -------------------------
      Total liabilities and equity                 $13,907,000   $15,172,000
                                                   =========================

                                             Year ended June 30,
                                      1999          1998          1997
                                 ------------------------------------------
      Revenues                   $ 3,027,000    $ 4,038,000    $ 2,790,000
      Costs and expenses           5,973,000      4,836,000      4,254,000
                                 ------------------------------------------
      Net loss                   $(2,946,000)   $  (798,000)   $(1,464,000)
                                 ==========================================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Health Care

The Company owned 49.9% interests in partnerships which owned three nursing homes and a senior citizen residence and adult day care center located in Rochelle Park, Jersey City and Whiting, New Jersey. The Company sold these interests during the fiscal year ended June 30, 1998.

Condensed combined financial information of the 49.9% owned partnerships was as follows:

                                                               Year ended
                                                              June 30, 1997
                                                              -------------

      Revenues                                                 $22,339,000
      Expenses                                                  20,991,000
                                                               -----------
      Net income                                               $ 1,348,000
                                                               ===========

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                                                            June 30,
                                                                       1999          1998
                                                                   -------------------------
      Variable rate mortgage payable due 2000 (1) and (5)          $ 2,685,000   $        --
      Mortgages payable due 2002-2019 bearing interest
         at fixed rates of 7.0% to 8.5% (1), (3), (4), (6), (7),
         (8) and (9)                                                28,988,125    22,378,769
      Onondaga County Industrial Development
         Agency Bonds (1) and (2)                                      300,000       600,000
      7.0% note to development authority due 2000 (1)                   24,937        42,174
                                                                   -------------------------
                                                                    31,998,062    23,020,943
      Less payments due within one year                              2,179,641     1,395,593
                                                                   -------------------------
                                                                   $29,818,421   $21,625,350
                                                                   =========================

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

      (1)-- The net book value of real estate assets pledged as collateral is approximately $28,400,000 and $17,100,000 at June 30, 1999 and 1998,
            respectively.

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

            The Company has provided a letter of credit in the amount of $300,000 at June 30, 1999 as collateral for the foregoing financing.

      (3)-- In fiscal 1998, the Company refinanced a mortgage, collateralized by the Brookhaven Shopping Center in Brookhaven Pennsylvania, which had an outstanding balance of approximately $1,500,000 for $2,500,000. The new loan bears interest at 7.8% per annum and provides for monthly payments of $20,601 including principal and interest commencing February 1, 1998 through December 31, 2007 when the remaining unpaid balance of $1,722,000 will become due. The balance was $2,425,481 at June 30, 1999.

      (4)-- The Company had a $10,000,000 term loan and a $2,000,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. The term loan required monthly principal payments of $55,555 and matured on August 1, 1997 when the remaining unpaid principal balance of $6,666,640 became due. Both loans were extended until October 31, 1997. On October 21, 1997 the Company replaced its existing indebtedness with a new lender. The new agreement provides for a $9,000,000 term loan with interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%.

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

            The term loan requires amortization payments of $358,800 per annum. The term loan matures on October 21, 2002 and the revolving line of credit expires in October 2000. At June 30, 1999, the term loan balance was $8,431,900 with a fixed rate of interest of 7.5% and there was $1,000,000 outstanding under the revolving line of credit with interest at 7%.

      (5)-- On August 31, 1998, the Company obtained a $4,000,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. Initially $2,685,000 was borrowed, with $1,315,000 available to be borrowed when additional space is rented. An additional $670,000 was borrowed on August 25, 1999. The construction loan matures on August 31, 2000. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. Interest on the construction loan will be at the bank's prime rate from time to time, or at LIBOR plus 1.6% for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

      (6)-- On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520,000. The new $3,000,000 mortgage calls for monthly payments of $23,711 including principal and interest, bears interest at 7.25% and matures on September 1, 2018. The old mortgage had monthly payments of $24,030, bore interest at 9.5% and was scheduled to mature on May 1, 2002. The Company incurred a pre-payment penalty of $100,794 which has been included in selling general and administrative expenses in the accompanying consolidated statements of operations. The balance was $2,954,353 at June 30, 1999.

      (7)-- On December 18, 1998, the Company closed a loan with the Overseas Private Investment Corporation for $5,600,000. Initially, $5,050,000 was borrowed, with $550,000 remaining to be taken down. The loan is collateralized by a mortgage

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

            on the Waltham Engineering Center, bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest. After the repayment of $2,800,000 of loans in Ecuador with interest ranging from 13% to 51%, the repayment of approximately $1,400,000 to the Company and $540,000 held in escrow reserve accounts, approximately $860,000 remained for working capital needs for the Ecuadorian shrimp operations. The balance was $4,713,334 at June 30, 1999.

      (8)-- On March 30, 1999, the Company refinanced the $2,000,000 balance of a mortgage loan on the Colonial Bank (formerly known as Jefferson National Bank) Building in Miami Beach, Florida. The new loan bears interest at 7.65% per annum, payable monthly, and provides for monthly principal payments of $29,167 commencing May 1, 1999 through December 1, 2004. The balance was $1,925,000 at June 30, 1999.

      (9)-- On May 20, 1999, the Company obtained a $2,500,000 loan, from a bank, secured by a mortgage on the Shipps Corner Shopping Center, in Virginia Beach, Virginia, which the Company acquired in November 1998. The self liquidating loan calls for monthly payments of $19,000, including principal and interest, bears interest at 7% per annum, and matures in June 2019. The balance was $2,500,000 at June 30, 1999.

Aggregate principal payments on debt outstanding as of June 30, 1999 are as follows:

                                                                 Amount
                                                              -----------
      Year ending June 30:
       2000                                                   $ 2,179,641
       2001                                                     4,595,679
       2002                                                     1,945,848
       2003                                                     8,989,372
       2004                                                     1,684,604
       Thereafter                                              12,602,918
                                                              -----------
                                                              $31,998,062
                                                              ===========

           The First Republic Corporation of America and Subsidiaries

6. Disclosures About Fair Value of Financial Instruments

Financial Accounting Standards Board Statement No. 107 ("Statement 107"), Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value for all financial instruments, whether recognized or not recognized in the balance sheets, for which it is practicable to estimate that value.

The following methods and assumptions were used by the Company in estimating fair values for financial instruments at June 30, 1999:

      Notes Payable and Long-Term Debt: The carrying amount of notes payable and long-term debt with variable interest rates approximates fair value. For fixed rate notes payable, fair value is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the Company's notes payable and long-term debt is $33,682,000.

      Mortgages Receivable: For the Company's fixed rate mortgages receivable, fair value is estimated using discounted cash flow analysis based on current interest rates for similar financial instruments. The carrying amount of the Company's mortgages receivable approximate their fair value.

7. Income Taxes

At June 30, 1999, the Company has net operating loss carryforwards of approximately $50,000,000 for income tax purposes that expire in years 2000 through 2002. Those carryforwards, which resulted from the merger of Merrimac Corporation ("Merrimac") into the Company on June 30, 1993, are available to reduce future taxable income, if any, of The First Republic Corporation of America but not the taxable income of any other member of the Company's group. Deferred tax assets and liabilities reflected the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              June 30,
                                                        1999            1998
                                                     --------------------------
      Deferred tax liabilities:
         Book basis of fixed assets over tax basis   $        --    $    (3,000)
                                                     --------------------------
      Total deferred tax liabilities                          --         (3,000)
                                                     --------------------------
      Deferred tax assets:
         Net operating loss carryforwards            $17,000,000    $17,260,000
         Book basis provisions                           905,000        503,000
                                                     --------------------------
      Total deferred tax assets                       17,905,000     17,763,000
         Valuation allowance                          17,000,000     17,260,000
                                                     --------------------------
      Net deferred tax assets                            905,000        503,000
                                                     --------------------------
      Net deferred tax asset                         $   905,000    $   500,000
                                                     ==========================

The components of (loss) income before income taxes are as follow:

                                     For the year ended June 30,
                              1999             1998               1997
                         ------------------------------------------------

      Domestic           $  1,514,201      $ 15,155,460      $  2,707,621
      Foreign              (1,588,591)         (952,137)         (962,410)
                         ------------------------------------------------
                         $    (74,390)     $ 14,203,323      $  1,745,211
                         ================================================

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

Significant components of the income tax expense (benefit) are as follows:

                                   1999           1998            1997
                              -------------------------------------------
      Current:
         Federal              $    20,000     $   350,000     $   100,000
         State                    330,000       1,218,000         550,000
                              -------------------------------------------
      Total current               350,000       1,568,000         650,000
                              -------------------------------------------
      Deferred:
         Federal                 (267,000)       (884,000)        (66,000)
         State                    (33,000)       (109,000)         (9,000)
                              -------------------------------------------
      Total deferred             (300,000)       (993,000)        (75,000)
                              -------------------------------------------
                              $    50,000     $   575,000     $   575,000
                              ===========================================

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense follows:

                                                        1999                      1998                     1997
                                             -------------------------------------------------------------------------
                                                Amount       Percent       Amount       Percent     Amount     Percent
                                             -------------------------------------------------------------------------
Tax at U.S. statutory rates                  $   (25,000)     (34.0)%   $ 4,829,000       34.0%  $   593,000     34.0%
Increases (reductions) resulting from:
   Alternative minimum tax                        20,000       26.9         350,000        2.5       100,000      5.7
   State taxes, net of federal tax benefit       196,000      263.5         732,000        5.2       530,000     30.4
   Adjustment of prior years overaccrual
     of income tax                                    --       --                --       --        (167,000)    (9.6)
   Loss from foreign operations (not
     subject to U.S. federal income
     taxes) reduced by portion charged to
     minority interest for which no tax
     benefit is recognized                       540,000      725.9         324,000        2.3       327,000     18.7
   Minority interest in loss from
     domestic operations                        (177,000)    (237.9)       (242,000)      (1.7)     (191,000)   (10.9)
   Net operating loss carryforwards             (411,000)    (552.2)     (5,180,000)     (36.5)     (763,000)   (43.7)
   Other items                                   (93,000)    (125.0)       (238,000)      (1.7)      146,000      8.4
                                             ------------------------------------------------------------------------
                                             $    50,000       67.2     $   575,000        4.1%  $   575,000     33.0%
                                             ========================================================================

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $215,000 for each of the years ended June 30, 1999, 1998 and 1997.

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

                                                              1999          1998
                                                          --------------------------
      Change in benefit obligation:
         Benefit obligation at beginning of year          $ 5,143,000    $ 4,803,000
         Service cost                                              --             --
         Interest cost                                        332,000        353,000
         Plan amendments                                           --             --
         Actuarial (gain)/loss                               (290,000)       444,000
         Benefit payments                                    (446,000)      (457,000)
                                                          --------------------------
      Benefits obligation at end of year                  $ 4,739,000    $ 5,143,000
                                                          ==========================

      Change in plan assets:
         Fair value of plan assets at beginning of year   $ 4,187,000    $ 4,105,000
         Actual return on plan assets                        (108,000)       404,000
         Employer contributions                               380,000        135,000
         Benefit payments                                    (446,000)      (457,000)
                                                          --------------------------
      Fair value of plan assets at end of year            $ 4,013,000    $ 4,187,000
                                                          ==========================

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans (continued)

                                                            1999         1998
                                                         -----------------------
      Funded status:
         Funded status of the plan (underfunded)         $(726,000)   $(844,000)
         Unrecognized net transition (asset)/obligation         --           --
         Unrecognized prior service cost                        --           --
         Unrecognized net actuarial (gain)/loss            262,000           --
                                                         -----------------------
      Accrued benefit cost                               $(464,000)   $(844,000)
                                                         =======================

      Amounts recognized in the statement of financial
         position consist of:
           Prepaid benefit cost                          $      --    $      --
           Accrued benefit liability                      (726,000)    (844,000)
           Intangible asset                                     --           --
           Accumulated other comprehensive loss            262,000           --
                                                         -----------------------
      Net amount recognized                              $(464,000)   $(844,000)
                                                         =======================

Net periodic pension cost included the following components:

                                               1999         1998         1997
                                            -----------------------------------
      Interest cost on projected benefit
         obligation                         $ 332,000    $ 353,000    $ 349,000
      Expected return on plan assets         (331,000)    (314,000)    (305,000)
      Recognized net actuarial gain (loss)      5,000      (11,000)      (8,000)
                                            -----------------------------------
      Total pension expense                 $   6,000    $  28,000    $  36,000
                                            ===================================

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 1/2% at June 30, 1999 and 6 3/4% at June 30, 1998. The expected long-term rate of return on plan assets was 8% in all three years.

           The First Republic Corporation of America and Subsidiaries

9. Leases

The Company is the lessee under a noncancellable operating ground lease which expires in 2065. The lease provides for rentals of $11,404 per year and requires future minimum rental payments aggregating $741,000 at June 30, 1999. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 11). Total rent expense for all operating leases amounted to approximately $126,000, $126,000 and $127,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $2,100,000, $3,100,000 and $3,200,000 in the years ended June 30, 1999, 1998 and 1997, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                                Amount
                                                             ------------
      Year ending June 30:
       2000                                                  $ 13,700,000
       2001                                                    12,600,000
       2002                                                     8,100,000
       2003                                                     5,800,000
       2004                                                     4,200,000
       Thereafter                                              22,500,000
                                                             ------------
                                                             $ 66,900,000
                                                             ============

           The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                                     Percent Ownership by
                     Investment                   The Company    Related Party
      ------------------------------------------------------------------------

      Bluepoints Company Inc. ("Bluepoints")         80.2%        19.8% (1)
      Sunscape Associates                            50.0         50.0
      The Mondragon Companies                        38.0         50.0 (2)
      Larfico Larvas Del Pacifico S.A.               62.5         25.0
      Comercorp S.A.                                 62.5         25.0

(1)-- At June 30, 1999 and 1998, the minority share of stockholders' deficiency of Bluepoints amounted to $4,989,680 and $4,075,557, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)-- Included in the investment balance of $11,947,000 are advances the Company has made to the Mondragon Companies amounting to $11,314,414 and $5,911,065 at June 30, 1999 and 1998, respectively (see Note 4). Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:

                                                                 Amount
                                                     ------------------------------   Related Party
                     Transactions                      1999       1998       1997       Ownership
      ---------------------------------------------------------------------------------------------
      Insurance purchased in participation with
         the Rosen Group Properties:
           Premiums incurred                         $292,000   $254,000   $242,000         --%
           Administrative fee received                 75,000     75,000     75,000         --
           Payable at June 30, to Rosen Group
             Properties for premiums above            292,000     84,000    144,000         --
      Due from Rosen Group Properties                 150,000         --         --         --
      Home office rent                                104,000    101,000     99,000        100
      Interest on $640,000 note to the Estate of
         A.A. Rosen                                    57,000     61,000     60,000         --
      Interest from the Estate of A.A. Rosen loans         --      3,000     50,000         --
      Loans receivable from the Estate of A.A
         Rosen                                             --         --     20,000         --
      Note payable to the Estate of A.A. Rosen        640,000    640,000    640,000         --
      Due from the Estate of A.A. Rosen               468,000         --         --         --
      Due from others                                 127,000     20,000         --         --

See Note 4 for other related party information.

11. Other Matters

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine arising in the ordinary course of business. Management believes the costs, if any, incurred by the Company related to any of this litigation will not materially affect the financial position, operating results or liquidity of the Company.

In June 1992, Whitlock, which was in the wool-combining business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets of Whitlock, consisting of land and building are being held for sale and recorded at their estimated net realizable value of $500,000 at June 30, 1999 ($800,000 at June 30, 1998). Writedowns of $300,000,
$250,000 and $249,875 were taken in 1999, 1998 and

           The First Republic Corporation of America and Subsidiaries

11. Other Matters (continued)

1997, respectively. Losses incurred to maintain the property such as real estate taxes and insurance amounted to approximately $161,000, $137,000 and $89,000 in 1999, 1998 and 1997, respectively.

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

Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 1999.

During the years ended June 30, 1999, 1998 and 1997, there were 234, 1,839 and 205 shares of stock purchased for treasury at a cost of $9,360, $67,126 and $6,805, respectively.

12. Subsequent Event

On August 6, 1999 the Company borrowed $3,000,000 from a related party to finance Bluepoint's expanded importation and sale of lobster tails. The loan bears interest at 8% and has no fixed repayment terms or maturity date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:

                                      All Positions
                                    and Offices with
           Name               Age       Registrant              Served Since
     -------------------------------------------------------------------------

     Irving S. Bobrow         85   Director                     April 1983

     Harry Bergman            57   Director                     October 1991
                                   Treasurer                    June 1988
                                   Secretary                    June 1988

     Norman A. Halper         80   Director                     October 1969
                                   President                    April 1983

     Miriam N. Rosen          79   Director                     December 1995

     Jonathan P. Rosen        55   Director                     February 1972
                                   Vice President               September 1978
                                   Chairman of the Board        December 1995

     William M. Silverman     57   Director                     December 1981

     Robert Nimkoff           38   Director                     April 1991
                                   Vice President               June 1988

     Jane G. Weiman           55   Director                     December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 1999, upon the election and qualification of their successors.

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

      Miriam N. Rosen is a member of the New York Bar. For more than the past five years, Mrs. Rosen has been counsel to the law firm of Bobrow & Rosen in New York City and has engaged in real estate investments for her own account. Mrs. Rosen became a director of the Company in December 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based on written representations received by it, that for the year ended June 30, 1999, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

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

                 (a)                      (b)         (c)            (d)
              Name and                               Annual      Other Annual
          Principal Position             Year     Compensation  Compensation (1)
--------------------------------------------------------------------------------
Jonathan P. Rosen                       6-30-99    $ 290,360      $ 10,692
Chairman                                6-30-98      271,104        10,239
                                        6-30-97      260,955         9,645

Norman A. Halper                        6-30-99      290,360        10,692
President and Chief Executive Officer   6-30-98      271,104        10,239
                                        6-30-97      260,955         9,645

Robert Nimkoff                          6-30-99      124,397         8,556
Vice President                          6-30-98      104,461         6,639
                                        6-30-97      101,497         6,572

Harry Bergman                           6-30-99      171,200        10,692
Secretary--Treasurer                    6-30-98      169,710        10,239
                                        6-30-97      152,052         9,645

Stephen L. Bernstein                    6-30-99      217,443        10,692
VP & Corporate Counsel                  6-30-98      202,826        10,239
                                        6-30-97      195,784         9,645

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

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 1999. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                 Among The First Republic Corporation of America
                       Dow Jones Global-US and Dow Jones
                         Independent-Conglomerates Index

                              [LINE CHART OMITTED]

--------------------------------------------------------------------------------
                                                 Fiscal Year Ending June 30
                                             1994  1995  1996  1997  1998  1999
                                                          DOLLARS
--------------------------------------------------------------------------------
The First Republic Corporation of America     100    79    95    88   118   126
--------------------------------------------------------------------------------
Dow Jones Global-US                           100   126   159   212   278   341
--------------------------------------------------------------------------------
Dow Jones Independent - Conglomerates         100   127   192   295   410   513
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a. Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 16, 1999:

                                                   Amount and Nature
             Title of        Name and Address        of Beneficial      Percent
              Class        of Beneficial Owner       Ownership (1)      of Class
         -----------------------------------------------------------------------
              Common      Mary Nimkoff                   96,747 (2)      14.44%
                          26 Buttonball Lane
                          Weston, Connecticut

              Common      Jonathan P. Rosen             227,726 (3)      33.99
                          40 East 69th St.
                          New York, New York

              Common      Lynn M. Silverman             113,350          16.92
                          911 Park Avenue
                          New York, New York

              Common      Jane G. Weiman                113,290          16.91
                          5630 Wisconsin Avenue
                          Chevy Chase, Maryland

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

b. Security Ownership of Management

      The following table sets forth, as of September 16, 1999, certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                                  Common Stock
                                                   Common Stock                   of Bluepoints
                                     -----------------------------------------------------------------------
                                             Amount           Percent          Amount         Percent
             Name of Officer              Beneficially           of         Beneficially        of
              or Director                    Owned (1)         Class           Owned           Class
      ------------------------------------------------------------------------------------------------------
      Irving S. Bobrow                          200              .03%
      Robert Nimkoff                          6,547 (2)          .98
      Norman A. Halper                          400              .06
      Jonathan P. Rosen                     227,726            33.99             500 (3)        4.95%
      Miriam N. Rosen                         7,677             1.15             500 (3)        4.95
      William M. Silverman                      200 (4)          .03                 (4)
      Jane G. Weiman                        113,290            16.91             500            4.95
      All officers and directors
         as a group (7 persons)             356,040            53.15           1,500           14.85

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

      The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $8,800 per month as of June 30, 1999, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

      The Estate of A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian corporations engaged in shrimp farming operations. The Estate of A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12-1/2% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. The note is a demand note and bears interest at 1% above the prime rate in effect at the Bank of New York. Interest expense for the current fiscal year was $57,000.

      On August 5, 1999 Tranel (see b. below), lent the Company $3,000,000 to finance its lobster tail operations. The loan bears interest at 8% and has no fixed repayment terms or due date.

b. Certain Business Relationships

      The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 1999, 1998 and 1997, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $292,000, $254,000 and $242,000, respectively. The Company received fees of $75,000 in fiscal 1999, 1998 and 1997, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 1999, approximately $292,000 was payable to Rosen Group Properties.

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

c. Indebtedness of Management

      The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 1999, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1989 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at The Bank of New York and are due August 2000. Since July 1, 1998, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

      In addition, as of August 31, 1999, Mondragon was indebted to the Company for $11,314,414 of loans made by the Company to Mondragon on various dates between August 28, 1991 and April 8, 1999 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at the Bank of New York and have no fixed maturity. Since July 1, 1998, the largest aggregate amount of outstanding indebtedness from Mondragon to the Company was $11,314,414. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness. In August 1999 the Estate of A.A. Rosen paid $468,153 of interest on the Mondragon indebtedness that was accrued in fiscal 1999.

      Since July 1, 1998, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $1,473,000. The balance at June 30, 1999 was $577,000. Such loans bear no interest and have no fixed maturity. Since July 1, 1998, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $3,176,000, which was the balance at June 30, 1999. Said indebtedness has no fixed maturity and bears interest at 7.3%.

      As of August 31, 1999, Bluepoints was indebted to the Company for $34,895,000 of loans made by the Company to Bluepoints at various dates between November 8,

      1985 and August 31, 1999. Such loans bear interest at the rate of 1% over the prime rate in effect at the Bank of New York and are due on demand. Since July 1, 1998, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $34,895,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

      The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 1999, the amount of the guarantee was $4,989,680.

d. Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
a. 1. Financial Statements

      The following financial statements of The First Republic Corporation of America and Subsidiaries are included in Part II, Item 8:

         Reports of Independent Auditors......................................20
         Consolidated Balance Sheets--June 30, 1999 and 1998
         Consolidated Statements of Operations and Comprehensive (Loss)
           Income--Years Ended June 30, 1999, 1998 and 1997
         Consolidated Statements of Retained Earnings--Years Ended
           June 30, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows--Years Ended
           June 30, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts.......................63
         Schedule III--Real Estate and Accumulated Depreciation...............64

         All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

b. Reports on Form 8-K

         None.

c. Exhibits

   3. Articles of Incorporation and bylaws

       (i) Articles of Incorporation are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1981.

       (ii) Bylaws are incorporated by reference to Form 10-K for the fiscal year ended June 30, 1992.

   21. Subsidiaries of the Company............................................68
   27. Financial Data Schedule................................................69

           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

-----------------------------------------------------------------------------------------------------------------------------
              Col. A                      Col. B                      Col. C                   Col. D               Col. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                        ---------------------------------
                                         Balance at      Charged to        Charged to                             Balance at
                                        Beginning of     Costs and       Other Accounts--    Deductions--          End of
            Description                   Period          Expenses          Describe           Describe            Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1999:
   Allowance for doubtful accounts       $ 303,813        $ 30,000                           $ 248,806 (a)        $  85,007
                                       ==============================                      ==================================

Year ended June 30, 1998:
   Allowance for doubtful accounts       $ 240,410        $ 63,403                           $      --            $ 303,813
                                       ==============================                      ==================================

Year ended June 30, 1997:
   Allowance for doubtful accounts       $ 210,345        $ 30,065                           $      --            $ 240,410
                                       ==============================                      ==================================

(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 1999


       Column A             Column B                  Column C                     Column D
-------------------------------------------------------------------------------------------------------
                                                  Initial Cost to              Cost Capitalized
                                                      Company                    Subsequent to
                                            ----------------------------          Acquisition
                                                             Buildings    ----------------------------
                                                            and Related                    Carrying
      Description          Encumbrances          Land          Assets        Additions      Costs
-------------------------------------------------------------------------------------------------------
250 W. 39th Street
   Building,
   New York, New York--
   Eighteen story
     office building                        $    437,559   $  1,155,129   $   (531,122)
Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen
     multi-story
     industrial
     buildings            $  4,713,334           188,573      2,163,945        648,993
Four Points Hotel--
   Syracuse,
   Liverpool, New
   York--Hotel
   operations                                         --      1,651,923      4,833,819
East Newark, New
   Jersey--
   Thirty multi-story
     industrial
     buildings               8,431,900           605,089      4,068,693     (2,322,851)
Greensboro Plaza,
   Greensboro, North
   Carolina--
   Shopping center           3,693,676           379,947      1,696,953        987,762
Greensboro South,
   Greensboro, North
   Carolina--
   Shopping center           2,344,381           419,739      1,350,376      1,331,315
Nyanza Building,
   Woonsocket, Rhode
   Island--
   Four story
   industrial building                            60,000      1,288,139     (1,117,340)
Richmond Shopping
   Center, Richmond,
   Virginia--Shopping
   center                                        293,814        758,886        217,955
First Republic Office
   Park, Liverpool,
   New York--Two,
   two-story office
   buildings                   300,000 (c)       351,600      4,124,526      1,190,599

       Column A                             Column E                     Column F       Column G    Column H      Column I
-----------------------------------------------------------------------------------------------------------------------------
                                   Gross Amount at Which
                               Carried at Close of Period (a)                                                  Life on Which
                          -----------------------------------------                                           Depreciation in
                                           Buildings                                                           Latest Income
                                          and Related                  Accumulated       Date of       Date     Statements
      Description              Land         Assets          Total      Depreciation   Construction   Acquired   is Computed
-----------------------------------------------------------------------------------------------------------------------------
250 W. 39th Street
   Building,
   New York, New York--
   Eighteen story
     office building      $    437,559   $    624,007   $  1,061,566   $    136,420                  5/19/67    5-15 years
Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen
     multi-story
     industrial
     buildings                 188,573      2,812,938      3,001,511        698,632                  7/01/62    10-20 years
Four Points Hotel--
   Syracuse,
   Liverpool, New
   York--Hotel
   operations                       --      6,485,742      6,485,742      1,525,902                  3/17/69    5-15 years
East Newark, New
   Jersey--
   Thirty multi-story
     industrial
     buildings                 605,089      1,745,842      2,350,931        378,122                  3/11/63    21-1/3 years
Greensboro Plaza,
   Greensboro, North
   Carolina--
   Shopping center             379,947      2,684,715      3,064,662      1,958,160                  12/01/74   21-1/3 years
Greensboro South,
   Greensboro, North
   Carolina--
   Shopping center             706,906      2,394,524      3,101,430      1,628,169                  12/01/74   21-1/3 years
Nyanza Building,
   Woonsocket, Rhode
   Island--
   Four story
   industrial building          60,000        170,799        230,799         61,026                  11/01/68   10-20 years
Richmond Shopping
   Center, Richmond,
   Virginia--Shopping
   center                      360,507        910,148      1,270,655        687,982                  3/15/76    25 years
First Republic Office
   Park, Liverpool,
   New York--Two,
   two-story office
   buildings                   351,600      5,315,125      5,666,725      1,550,405                  10/01/85   5-40 years

           The First Republic Corporation of America and Subsidiaries

                            Year ended June 30, 1999

       Column A             Column B                  Column C                     Column D
--------------------------------------------------------------------------------------------------------
                                                  Initial Cost to              Cost Capitalized
                                                      Company                    Subsequent to
                                            ----------------------------          Acquisition
                                                             Buildings    ----------------------------
                                                            and Related                    Carrying
      Description          Encumbrances          Land          Assets        Additions      Costs
--------------------------------------------------------------------------------------------------------
Virginia Beach
   Shopping Center,
   Virginia Beach,
   Virginia--
   Shopping center        $  2,954,353      $    250,241   $    772,113   $    452,979
The First Republic
   Building Corp.,
   Liverpool, New
   York--
   Motor hotel (c)                               413,779      5,681,562
Jefferson National
   Bank Building--
   Miami, Florida--
   Six story office
   building                  1,925,000         2,044,409      5,643,015
Brookhaven Shopping
   Center,
   Brookhaven,
   Pennsylvania--
   Shopping Center           2,425,481           521,798      3,632,019       (538,967)
Virginia Beach
   Shopping Center--
   Virginia Beach,
   Virginia                  2,500,000           856,250      2,568,750
Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new
   construction at
   222 Merrimac St.          2,685,000           195,213        377,317      5,681,447
Melbourne, Florida,
   Vacant land                                 1,439,714                         3,150
                          ------------------------------------------------------------
Totals                    $ 31,973,125(d)   $  8,457,725   $ 36,933,346   $ 10,837,739
                          ============================================================

       Column A                              Column E                     Column F       Column G    Column H      Column I
------------------------------------------------------------------------------------------------------------------------------
                                    Gross Amount at Which
                                Carried at Close of Period (a)                                                  Life on Which
                           -----------------------------------------                                           Depreciation in
                                            Buildings                                                           Latest Income
                                           and Related                  Accumulated       Date of       Date     Statements
      Description               Land         Assets          Total      Depreciation   Construction   Acquired   is Computed
------------------------------------------------------------------------------------------------------------------------------
Virginia Beach
   Shopping Center,
   Virginia Beach,
   Virginia--
   Shopping center         $    397,338   $  1,077,995   $  1,475,333   $    713,347                  3/30/76    25-31.5 years
The First Republic
   Building Corp.,
   Liverpool, New
   York--
   Motor hotel (c)              413,779      5,681,562      6,095,341      5,681,562                  9/21/62    10-25 years
Jefferson National
   Bank Building--
   Miami, Florida--
   Six story office
   building                   2,044,409      5,643,015      7,687,424      2,000,428                  4/27/88    31-1/2 years
Brookhaven Shopping
   Center,
   Brookhaven,
   Pennsylvania--
   Shopping Center              149,456      3,465,394      3,614,850      2,447,129                  12/16/76   5-33 years
Virginia Beach
   Shopping Center--
   Virginia Beach,
   Virginia                     856,250      2,568,750      3,425,000         40,774                  11/17/98   31.5 years
Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new
   construction at
   222 Merrimac St.             236,713      6,017,264      6,253,977        201,131                  10/25/87   10-25 years
Melbourne, Florida,
   Vacant land                1,442,864                     1,442,864
                           ---------------------------------------------------------
Totals                     $  8,630,990   $ 47,597,820   $ 56,228,810   $ 19,709,189
                           =========================================================

(a) Cost for Federal income tax purposes approximates amounts reflected in Column E.
(b) A mortgage is held by the bank who provides a line of credit to the Company. (See Note 5 to the consolidated financial statements.)
(c) Assets of the First Republic Building Corp. are also pledged as collateral for the Onondaga County Industrial Development Agency Bonds. (See Note 5 to the consolidated financial statements.)
(d) Excludes $24,937 of mortgages on real estate used in the textile operations.

           The First Republic Corporation of America and Subsidiaries

                                                                           Year ended June 30,
                                        --------------------------------------------------------------------------------------------
                                                     1997                           1998                            1999
                                        --------------------------------------------------------------------------------------------
                                         Real Estate     Accumulated    Real Estate      Accumulated     Real Estate    Accumulated
                                            Owned       Depreciation       Owned        Depreciation        Owned      Depreciation
                                        --------------------------------------------------------------------------------------------
The following is a reconciliation of
  the real estate owned and
  accumulated depreciation, beginning
   and end of the year:
    Balance, beginning of year          $ 49,957,852    $ 23,455,743    $ 51,135,193    $ 24,553,722    $ 50,748,387   $ 22,315,975
    Additions                              1,484,689       1,405,327       5,239,516       1,230,651       9,633,409      1,546,200
    Deductions:
      Write-offs of fully depreciated
        assets                              (307,348)       (307,348)       (229,445)       (229,445)     (4,152,986)    (4,152,986)
      Sale of assets                                                      (5,396,877)     (3,238,953)             --             --
                                        -------------------------------------------------------------------------------------------
    Balance, end of year                $ 51,135,193    $ 24,553,722    $ 50,748,387    $ 22,315,975    $ 56,228,810   $ 19,709,189
                                        ===========================================================================================

Note: Includes assets used in the real estate and hotel operations.

                                                        LANGOMORRO, LANGOSTINERA
                                                           EL MORRO CIA. LTDA.
                                                        AND AFFILIATED COMPANIES

                                      ==========================================

                                            Audit Report of the Consolidated and
                                                   Combined Financial Statements
                                      For the years ended June 30, 1999 and 1998

                              [LETTERHEAD OF BDO]

Independent Auditor's Report

To the Board of Directors
Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies New York, U.S.A.

We have audited the consolidated and combined balance sheet of Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies as of June 30, 1999 and 1998 and the related consolidated and combined statements of operations and deficit, and of cash flows, for each of the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards prevailing in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langomorro, Langostinera El Morro, Cia. Ltda. and Affiliated Companies to June 30, 1999, and 1998, and the results of their operations and their cash flows for the each of the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles prevailing in the United States of America.

/s/ BDO Stern

August 9, 1999
Guayaquil, Ecuador

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                       Consolidated and Combined Balance Sheets

===============================================================================

As of June 30,                                             1999            1998
===============================================================================

Assets
Current assets:
  Cash in bank                                    US$     4,741   US$     5,218
  Temporary investments                                     479           1,042
  Accounts receivable (Note A)                          100,513         365,679
  Due from related parties (Note B)                   1,175,500       2,638,176
  Inventories (Note C)                                1,937,134       1,875,118
  Prepaid expense                                        11,697           8,528
-------------------------------------------------------------------------------

Total current assets                                  3,230,064       4,893,761

Property, machinery and equipment (Note D)           10,566,465       9,951,861
Permanent investments (Note E)                            3,066           3,066
Other assets (Note F)                                   107,790         323,375
-------------------------------------------------------------------------------

                                                  US$13,907,385   US$15,172,063
===============================================================================

Liabilities and stockholders' equity
  Current liabilities:
  Bank loans payable (Note G)                     US$             US$ 2,837,817
  Notes and accounts payable (Note H)                   194,843         640,486
  Due to related parties (Note I)                     3,630,817       2,163,223
  Interest payable                                      149,574         832,074
  Accrued expenses                                       10,824           7,284
-------------------------------------------------------------------------------

Total current liabilities                             3,986,058       6,480,884

Long-term debt (Note J)                               8,808,021       4,677,355

Stockholders' equity:
  Common stock, S/. 10.000 and S/. 5.000 par
    value per share, 12,010,000 and 311,918
    shares authorized, issued, and
    outstanding (Note K)                              6,200,550       6,200,550
Additional paid-in capital (Note L)                   6,502,789       6,440,789
Accumulated deficit (Note M)                        (11,590,033)     (8,627,515)
-------------------------------------------------------------------------------

Total stockholders' equity                            1,113,306       4,013,824
-------------------------------------------------------------------------------

                                                  US$13,907,385   US$15,172,063
================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                  Consolidated and Combined Statements of Operations and Deficit

=======================================================================================

For the years ended June 30,                     1999             1998             1997
=======================================================================================
Income:
  Net sales (Note N)                   US$  2,757,599    US$ 3,989,836    US$ 2,734,905
  Other income                                269,141           47,836           46,247
  Gain in translation                                                             8,789
---------------------------------------------------------------------------------------

                                            3,026,740        4,037,672        2,789,941

Cost and operating expenses:

  Cost of products sold                     3,830,118        3,441,568        2,674,544
  Administrative expenses                      83,432          103,552          279,085
  Interest expense                            494,910        1,024,724        1,066,251
  Loss on translation                       1,309,958           50,367
  Amortization of facilities costs            215,585          215,580          215,583
  Other expenses                               38,386                            18,329
---------------------------------------------------------------------------------------
                                            5,972,389        4,835,791        4,253,792
---------------------------------------------------------------------------------------
Net loss                                   (2,945,649)        (798,119)      (1,463,851)
Deficit as of June 30,                     (8,627,515)      (7,829,396)      (6,365,545)
Adjustment to previous year                   (16,869)
---------------------------------------------------------------------------------------

Accumulated deficit to June 30,
  (Note M)                             US$(11,590,033)   US$(8,627,515)   US$(7,829,396)
=======================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                         Statement of Cash Flows - Direct Method

=================================================================================================

For the years ended June 30,                                 1999            1998            1997
=================================================================================================
Cash flows from operating activities:

  Cash paid to suppliers and employees              US$(2,139,768)  US$(1,382,081)  US$  (928,248)
  Financial expenses                                   (1,316,405)       (572,295)       (783,365)
  Other expenses                                          230,755          47,836          29,793
-------------------------------------------------------------------------------------------------

  Net cash used in operating activities                (3,225,418)     (1,906,540)     (1,681,820)
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Addition in property, machinery and equipment          (773,794)     (1,329,603)       (946,494)
-------------------------------------------------------------------------------------------------

  Net cash used in investing activities                  (773,794)     (1,329,603)       (946,494)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Net borrowing under line-of-credit
    agreements-net payments                             4,002,583       3,208,816         673,256
  Additions to paid-in capital                             62,000                       2,006,742
-------------------------------------------------------------------------------------------------

  Net cash provided by financing activities             4,064,583       3,208,816       2,679,998
-------------------------------------------------------------------------------------------------

  Effect due to variation in cash exchange rate           (65,848)         28,547         (48,670)
-------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash                            (477)          1,220           3,014
  Cash at beginning of the period                           5,218           3,998             984
-------------------------------------------------------------------------------------------------

  Cash at end of the period                         US$     4,741   US$     5,218   US$     3,998
=================================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

             Reconciliation of Net Loss to Net Cash Used in Operating Activities

==============================================================================================

For the years ended June 30,                              1999            1998            1997
==============================================================================================
Net loss                                         US$(2,945,649)  US$  (798,119)  US$(1,463,851)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation                                         218,649         246,248         133,854
  Amortization of facilities costs                     215,584         215,580         215,583
  Loss (gain) on translation                         1,309,958          50,367          (8,789)

Changes in operating assets and liabilities:

  Decrease (increase) in accounts receivable
    and related parties                                388,016        (673,495)     (1,751,704)
  Increase in inventories                             (280,568)       (637,352)       (292,205)
  (Increase) decrease in prepaid expenses               (2,389)          2,243           5,643
  (Decrease) increase in accrued expenses             (682,500)        407,385         247,005
  (Decrease) increase in accounts payable
    and due to related parties                      (1,446,519)       (719,397)      1,232,644
----------------------------------------------------------------------------------------------

Net cash used in operating activities            US$(3,225,418)  US$(1,906,540)  US$(1,681,820)
==============================================================================================

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

Operations              Since the beginning of operations in 1981 and until June
                        30, 1999, the Company has had recurring losses totaling
                        US$11,590,033. The origins of these recurrent losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 542 hectares of land available in the ponds and grow-out pools.

Principles of           The consolidated and combined financial statements
consolidation and       include the accounts of Camazul Cia. Ltda., and Isca,
combination             Isla Camaronera C.A. in conformity with accounting
                        principles generally accepted in the United States of America (USA-GAAP). Investments and all transactions and balances between consolidated parties have been eliminated.

Accounting              The Company maintains its accounting records in Sucres
principles              (S/.). Financial statements are translated using the
                        U.S. Dollar as the functional currency, in accordance with generally accepted accounting principles prevailing in the United States of America.

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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                     Summary of Significant Accounting Practices

================================================================================

Property, machinery     Are recorded at cost. Expenditures for maintenance and
and equipment           repairs are charged to expense as incurred, whereas
                        major improvements are capitalized. The depreciation was calculated using the straight-line method, based on the following estimated useful lives of the related assets:
                        40 years for pools and structures, machinery and equipment, 20 years for boats, 10 years for furniture, laboratory equipment, various; and 5 years for vehicles.

Changes in the          The Sucre financial statements have been prepared using
purchasing power        the traditional historical cost basis, in accordance
of the local currency   with generally accepted accounting principles and,
                        accordingly, do not attempt to reflect changes in the purchasing power of the Sucre.

                        The loss in the purchasing power of the Sucre may have a significant effect on the comparability of the financial statements of different periods and the results of any period.

                        The purchasing power of the local currency measured by the Consumer Price Index, calculated by the National Institute of Statistics and Census, is as follows:

                           Year ended December 31           Annual inflation
                        --------------------------------------------------------

                                 1995                             23%
                                 1996                             26%
                                 1997                             31%
                                 1998                           43,4%
                                 1999     June 30,                53%

Translation of foreign  The financial position, the results of operations and
currency and exchange   the cash flows of the Company are expressed in
rates                   Ecuadorian Sucres and translated into U.S. Dollars as
                        follows:

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

--------------------------------------------------------------------------------

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

A. Accounts receivable  A summary of this account follows:

                                                                June 30,
--------------------------------------------------------------------------------
                                                         1999               1998
--------------------------------------------------------------------------------

Clients              (1)                         US$   20,417       US$  271,123
Suppliers from abroad                                  48,426             14,000
Employees                                               4,460              4,190
Others                                                 27,210             76,366
--------------------------------------------------------------------------------

                                                 US$  100,513       US$  365,679
================================================================================

                        (1) Corresponds to shrimp delivery not liquidated by Emporsa, Isca, Camazul with Promariscos.

B. Due from related     A summary of this account follows:
   parties

                                                                June 30,
--------------------------------------------------------------------------------
                                                           1999             1998
--------------------------------------------------------------------------------

Larfico, Larvas del Pacifico S.A.                US$    886,312   US$  2,369,999
Comercial Inmobiliaria
 Golconsa S.A.                                            6,556           10,849
Comercorp                                                74,956          239,575
Neneta S.A.                                               7,807
Bunsen                                                    3,552            5,640
Inmobiliaria Ma. Luciana                                 29,986           11,449
Ing. Carlos Perez
Others companies, individually
 Immaterial                                                 228              664
Emporsa, Empacadora y
 Exportadora S.A.                                       166,103
--------------------------------------------------------------------------------

                                                 US$  1,175,500   US$  2,638,176
================================================================================

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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

C. Inventories          A summary of this account follows:

                                                                June 30,
--------------------------------------------------------------------------------
                                                           1999             1998
--------------------------------------------------------------------------------

Products in process                              US$  1,883,946   US$  1,820,299
Materials and supplies                                   53,188           54,819
--------------------------------------------------------------------------------

                                                 US$  1,937,134   US$  1,875,118
================================================================================

D. Property, machinery  A summary of this account follows:
   and equipment

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------

At acquisition cost:
 Vehicles                                      US$     280,666    US$    280,221
 Fishing boats                                         371,012           366,145
 Machinery and equipment                               814,016           806,751
 Construction in progress                              971,617           450,151
 Furniture and office equipment                         52,025            54,314
 Various                                                98,470           102,344
 Installations                                                             8,074
 Land                                                    4,184             4,184
 Pools and reservoirs                                1,650,746         1,490,422
 Recirculation of water            (1)               7,401,471         7,401,471
 Sluices for channels                                  194,941           188,863
 Tools and fishing tackle                                2,884             3,169
 Pumping station                                       700,706           548,614
 Laboratory equipment                                    5,655             9,732
 Housing for personnel                                  78,448            78,896
 Other properties                                       22,112            22,252
 Wall repairs                                           89,699            89,699
 Wharf                                                   1,760             1,760
 Offices in Guayaquil                                   76,840            76,840
 Computer equipment                                      8,916             9,013
--------------------------------------------------------------------------------

                                                    12,826,168        11,992,915
Less accumulated depreciation                        2,259,703         2,041,054
--------------------------------------------------------------------------------

                                               US$  10,566,465    US$  9,951,861
================================================================================

                        (1) This account was incorporated in June 1996 and started its depreciation on July 1996

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

E. Permanent investments A summary of this account follows:

                                                                June 30,
--------------------------------------------------------------------------------
                               Percentage of
                                stock owned               1999              1998
--------------------------------------------------------------------------------

Larvas del Pacifico S.A.           0,06             US$    307        US$    307
Isca, Isla Camaronera C.A.         0,06                  2,759             2,759
--------------------------------------------------------------------------------

                                                    US$  3,066        US$  3,066
================================================================================

F. Other assets         A summary of this account follows:

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999             1998
--------------------------------------------------------------------------------

Langomorro and Camazul:
 Facilities costs                               US$    721,471   US$    721,471

Isca:
 Facilities costs                                      356,439          356,439
--------------------------------------------------------------------------------

 Total                                               1,077,910        1,077,910
 Amortization                                         (970,120)        (754,535)
--------------------------------------------------------------------------------

                                                US$    107,790   US$    323,375
================================================================================

                        This account is amortized in five years, starting on January 1995.

C. Bank loans payable   A summary of this account follows:

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------

Pacific Bank:
Obligation in dollars due in August,
 and October 1998 with interest,
 17,28%                                                             US$  407,000
Advances on future export-loans at the
 free market exchange rate                                               270,000
--------------------------------------------------------------------------------
Subtotal:...                                                        US$  677,000

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------

Subtotal:...                                                      US$    677,000
Obligation in Sucres, due in July 1998
 with interest at 51,19%                                                  34,117

Lloyds Bank:
Obligations in Sucres, due in July and
 September 1998 with interest at 46%
 and 50%                                                                 720,243

Banco Agricola y de Comercio:
Obligations in dollars due in July and
 September 1998, interest 13% annual                                     850,000
--------------------------------------------------------------------------------

                                                                       2,281,360
Bank overdraft                                                           556,457
--------------------------------------------------------------------------------

                                                                  US$  2,837,817
================================================================================

                        The obligations are guaranteed with the personal signature of the Company President.

                        The obligations were paid on December 1998.

H. Notes and accounts   A summary of this account follows:
   payable

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------

Suppliers:
 Statecourt Enterprise                 (2)        US$               US$  405,000
 Rey Gus                                                 7,397
 Distribuidora Sudamericana                              7,397
 Promariscos                           (1)             136,651
 Induato                                                11,062
 Others                                                 30,117
--------------------------------------------------------------------------------

                                                       192,624           405,000
Tax returns                                              2,219            24,843
Others                                                                   210,643
--------------------------------------------------------------------------------
                                                  US$  194,843      US$  640,486
================================================================================

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

                        (1) Starting January 1997, the Company changed the shrimp commercialization. It no longer exports but sells locally to Empacadora Promariscos and the reflected balance corresponds to an advance received, that will be settled against shrimp delivery.

                        (2) The accounts with related parties correspond to loans by current accounts maintained with the Company, non-interest bearing and without fixed maturity.

I. Due to related       A summary of this account follows:
   parties

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------

Emporsa                                         US$               US$  1,065,750
Camarecsa                                               11,692            35,127
Marchelot            (1)                             3,293,992            51,467
Bluepoints                                             308,422         1,005,339
Ing. Carlos Perez                                       16,059             4,119
Others                                                     652             1,421
--------------------------------------------------------------------------------

                                                US$  3,630,817    US$  2,163,223
================================================================================

                        The accounts with related companies correspond to monies received as loans by current accounts maintained with these companies, non-interest bearing and without fixed maturity.

                        As of June 30, 1999 and 1998, Bluepoints includes
                        US$ 295,814 and US$ 989,496 respectively, for advances on future export-loans, recorded at the free market rate of exchange.

                        (1) Includes the proportional part of the loan received from OPIC which was partially delivered to the Langomorro Companies Group.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

J. Long-term debt       A summary of this account follows:

                                                                June 30,
                                                  ------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------

Statecourt Enterprise                             US$  405,000     US$

Bluepoints Co. Inc.:
 Langomorro, Langostinera
  El Morro Cia. Ltda.                                6,094,000         2,270,000
 Isca, Isla Camaronera C.A.                          1,451,666         1,550,000
 Camazul Cia. Ltda.                                    550,000           550,000
--------------------------------------------------------------------------------

                                                     8,500,666         4,370,000
Marchelot S.A.                                         307,355           307,355
--------------------------------------------------------------------------------

                                                  US$8,808,021      US$4,677,355
================================================================================

                        The obligation with Bluepoints Co. Inc. was generated in June, 1998 with a 9,25% prime interest rate.

K. Common stock         A summary of this account follows:

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------

Langomorro, Langostinera
 El Morro Cia. Ltda.                              US$4,887,880      US$4,887,880
Isca, Isla Camaronera C.A.                           1,312,670         1,312,670
--------------------------------------------------------------------------------

                                                  US$6,200,550      US$6,200,550
================================================================================

                        To July 1, 1997 the common stock was constituted by:
                        Langomorro, Langostinera El Morro Cia. Ltda. with US$171,573 and Isca, Isla Camaronera C.A. with US$869,972 corresponding to 10,000 and 73,118 ordinary and nominative shares, respectively.

                        On August 31, 1997 was recorded a capital increase for US$5,159,005 corresponding to US$4,716,307 and US$442,698 in Langomorro Langostinera El Morro Cia. Ltda. and Isca, Isla Camaronera C.A., respectively, through the appropriation of contributions for future capital increases, leaving the common stock to June 30, 1998 with the balance of US$6,200,500.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

L. Additional paid in   A summary of this account follows:
   capital

                                                                June 30,
--------------------------------------------------------------------------------
                                                          1999             1998
--------------------------------------------------------------------------------

Balance June 30                                   US$6,440,789    US$11,550,709
Additions from July 1, 1998 to
 June 30, 1999,                                         62,000           49,085
Capitalization                                                       (5,159,005)
--------------------------------------------------------------------------------

                                                  US$6,502,789    US$ 6,440,789
================================================================================

M. Accumulated deficit  As of June 30, 1999 and 1998 the Company maintained an accumulated deficit of US$11,590,033 and US$8,627,515 respectively, the current liabilities exceeded total current assets by US$755,994 in 1999 and US$1,587,123 in 1998. The origins of these recurrent losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 716 hectares of land available, of which 542 correspond to ponds and grow-out pools, another 71 are used as service areas and 103 hectares are unused.

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

N. Net sales            The volumes of shrimp sold by the individual companies
                        were as follows:

                              Volume (pounds)                Year ended June 30
--------------------------------------------------------------------------------
Company                            1999       1998           1999           1998
--------------------------------------------------------------------------------

Langomorro, Langostinera
  El Morro Cia. Ltda. &
Camazul Cia. Ltda.              648,957    869,816   US$1,719,267   US$2,421,541
Isca, Isla Camaronera C.A.      400,964    579,559      1,038,332      1,568,295
--------------------------------------------------------------------------------

Total                         1,049,921  1,449,375   US$2,757,599   US$3,989,836
================================================================================

                        In 1999 and 1998 the 648,957 and 869,816 pounds of
                        shrimp sold by Langomorro Cia. Ltda. were produced utilizing 393 hectares, resulting in a productivity of 1,651 and 2,213 pounds per hectare respectively in these years. The 400,964 and 579,559 pounds of shrimp sold by Isca C.A. were produced utilizing 149 hectares, resulting in a productivity of 2,691 and 3,890 pounds per hectare respectively in these years.

0. Exchange rates       The free market exchange rate in effect on June 30, 1999
                        and 1998 was S/. 11.491 and S/. 5.276 to US$ 1.00
                        respectively (S/. 11,669 to US$ 1.00 on August 9, 1999
                        and S/. 5.427 to US$1.00 on August 7, 1998
                        respectively).

P. Income tax return    The income tax returns of the Companies have been
                        reviewed up to the same period, without important observations from the tax authorities, as shown below:

                                   Companies                   Period reviewed
                        --------------------------------------------------------

                        Langostinera del Morro (Langomorro)           1996
                        Isla, Camaronera (Isca)                       1996
                        Camazul                                       1996

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

Q. Subsequent events    Between June 30, 1998 and August 9, 1999, date of issue
                        of this report, no subsequent events have accrued that, in the opinion of the Company's management, could have an important effect on these financial statements.

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

                                     THE FIRST REPUBLIC CORPORATION OF AMERICA

                                     By /s/ Norman A. Halper
                                        ----------------------------------------
                                        Norman A. Halper, Chief Executive
                                          and Chief Operating Officer

                                     By /s/ Harry Bergman
                                        ----------------------------------------
                                        Harry Bergman, Chief Financial and
                                          Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harry Bergman                             Date      October 12, 1999
-----------------------------------           ----------------------------------
Harry Bergman, Director


/s/ Irving S. Bobrow                          Date      October 12, 1999
-----------------------------------           ----------------------------------
Irving S. Bobrow, Director


/s/ Norman A. Halper                          Date      October 12, 1999
-----------------------------------           ----------------------------------
Norman A. Halper, Director


/s/ Robert Nimkoff                            Date      October 12, 1999
-----------------------------------           ----------------------------------
Robert Nimkoff, Director


/s/ Miriam N. Rosen                           Date      October 12, 1999
-----------------------------------           ----------------------------------
Miriam N. Rosen, Director


/s/ Jonathan P. Rosen                         Date      October 12, 1999
-----------------------------------           ----------------------------------
Jonathan P. Rosen, Director