Form 10-Q
period 1999-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 1999-12-02
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999               Commission File Number 0-1437
--------------------------------------------------------------------------------

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

As of November 29, 1999, there were 669,987 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,       June 30,
                                                       1999             1999
                                                    -----------      -----------
                                                    (UNAUDITED)      (SEE NOTE
                                                                       BELOW)
Assets

Current Assets
  Cash and Cash Equivalents                         $ 1,863,279      $ 1,506,113
  Accounts Receivable                                 5,199,171        4,467,651
  Inventories (Note 2)                                7,214,706        5,293,998
  Other Current Assets                                2,808,321        2,977,603
                                                    -----------      -----------

    Total Current Assets                             17,085,477       14,245,365
                                                    -----------      -----------

Property, Plant and Equipment                        85,921,156       85,586,539
    Less: Accumulated Depreciation                   33,793,338       33,253,658
                                                    -----------      -----------
          Net Property, Plant and Equipment          52,127,818       52,332,881
                                                    -----------      -----------

Other Assets                                         30,372,173       29,977,835
                                                    -----------      -----------

TOTAL ASSETS                                        $99,585,468      $96,556,081
                                                    ===========      ===========

Liabilities and Stockholders' Equity

Current Liabilities - Note 6                        $12,552,320      $ 9,355,949
                                                    -----------      -----------

Long-Term Debt                                       30,192,773       29,818,421
                                                    -----------      -----------

Other Liabilities                                     2,348,978        2,502,169
                                                    -----------      -----------

Stockholders' Equity:
  Common Stock                                        1,175,261        1,175,261
  Other Stockholders' Equity                         53,316,136       53,704,281
                                                    -----------      -----------
    Total Stockholders' Equity                       54,491,397       54,879,542
                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $99,585,468      $96,556,081
                                                    ===========      ===========

NOTE: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                               Three months ended
                                                                  September 30,

                                                             1999               1998
                                                             ----               ----
Revenues
  Sales-Textile and Seafood                              $  7,128,561       $  4,778,584
  Real Estate and Hotel Operations                          5,824,460          5,073,050
  Other                                                       369,170            444,957
                                                         ------------       ------------

    Total Revenues                                         13,322,191         10,296,591
                                                         ------------       ------------

Expenses
  Cost of Sales - textiles and seafood                      6,966,938          4,456,065
  Operating-real estate and hotel                           2,371,625          2,088,240
  Selling, general & administrative                         1,858,371          1,648,217
  Depreciation and amortization                             1,165,799            901,779
  Real estate taxes                                           520,602            509,635
  Interest                                                    744,482            797,388
  Minority interests' share of loss of subsidiaries          (366,625)          (278,046)
                                                         ------------       ------------

    Total Expenses                                         13,261,192         10,123,278
                                                         ------------       ------------

  Income before income taxes and
    equity in loss of affiliated entities                      60,999            173,313
  Equity in loss of affiliated entities                      (382,144)          (271,924)
  Income taxes - Note 3                                       (67,000)          (103,000)
                                                         ------------       ------------

    Net Loss                                             $   (388,145)      $   (201,611)
                                                         ============       ============

  Loss  per share:
    Net Loss - Basic and Diluted                         $       (.58)      $       (.30)
                                                         ============       ============

Average shares outstanding - Basic and Diluted                669,991            670,221

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                  Three Months Ended
                                                                     September 30,

                                                                1999              1998
                                                                ----              ----
OPERATING ACTIVITIES
  Net Loss                                                   $  (388,145)      $  (201,611)
    Adjustments to Reconcile Net Loss
    Cash Used by Operating Activities:
      Depreciation and Amortization                            1,165,799           901,779
      Minority Interests' Share of Loss in
        Subsidiaries                                            (366,625)         (278,046)
  Changes in Operating Assets and Liabilities:
      Increase in Accounts and Other Receivables                (562,238)         (321,284)
      Increase in Inventories                                 (1,920,708)         (341,989)
      Increase (Decrease) in Other Assets                        194,887          (954,111)
      Increase in Accounts Payable                               196,371           394,643
      Decrease in Other Liabilities                             (153,191)         (230,680)
                                                             -----------       -----------

        NET CASH USED IN OPERATIONS                           (1,833,850)       (1,031,299)
                                                             -----------       -----------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                     (960,736)       (2,444,798)
  Investment in and Advances to Affiliated Entities-Net         (222,600)         (226,862)

        NET CASH USED IN INVESTING ACTIVITIES                 (1,183,336)       (2,671,660)
                                                             -----------       -----------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable to Banks             670,000         3,185,000
  Payments on Mortgages and Notes Payable to Banks              (295,648)         (294,504)
  Other Financing Activities (Note 6)                          3,000,000              (400)
                                                             -----------       -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                3,374,352         2,890,096
                                                             -----------       -----------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               357,166          (812,863)
  Cash and Cash Equivalents at Beginning of Period             1,506,113         8,590,167
                                                             -----------       -----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,863,279       $ 7,777,304
                                                             ===========       ===========

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented, have been made.

2. INVENTORIES

                                               September 30,           June 30,
                                                   1999                  1999
                                                ----------            ----------

Work-in process and
  raw materials                                 $1,705,758            $1,913,784
Finished goods                                   5,508,948             3,380,214
                                                ----------            ----------
                                                $7,214,706            $5,293,998
                                                ----------            ----------

3. INCOME TAXES

                                                       Three Months Ended
                                                         September 30,
                                                  1999                    1998
                                                --------                --------

Federal                                         $  5,000                $ 25,000
State                                             62,000                  78,000
                                                --------                --------
                                                $ 67,000                $103,000
                                                --------                --------

4. EARNINGS PER SHARE

Statement No. 128 issued by the Financial Accounting Standards Board and adopted by the Company in fiscal 1998, had no impact on the earnings per share calculation of the Company due to the fact that the Company does not have any dilutive securities.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. INDUSTRY SEGMENTS

                                                      Three months ended
                                                        September 30,

                                                  1999                  1998
                                                  ----                  ----

Revenues:
  Real Estate                                  $ 4,174,460           $ 3,952,050
  Hotel                                          1,650,000             1,121,000
  Seafood                                        4,671,561             1,460,584
  Textile                                        2,457,000             3,318,000
  Corporate and Other                              369,170               444,957
                                               -----------           -----------
                                               $13,322,191           $10,296,591
                                               ===========           ===========

                                                        September 30,

                                                  1999                  1998
                                                  ----                  ----

Identifiable Assets:
  Real Estate                                  $41,815,361           $36,529,804
  Hotel                                          6,374,594             4,822,806
  Seafood                                       24,311,853            18,492,520
  Textile                                        9,702,365            11,141,666
  Corporate                                     17,381,295            19,831,406
                                               -----------           -----------
                                               $99,585,468           $90,818,202
                                               ===========           ===========

Results of operations are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations.

6. RELATED PARTY TRANSACTION

On August 6, 1999 the Company borrowed $3,000,000 from a related party to finance Bluepoint's expanded importation and sale of lobster tails. The loan bears interest at 8% and has no fixed repayment terms or maturity date.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the three months ended September 30, 1999 decreased by approximately $356. Net cash used by operating activities was approximately $1,834. Net cash provided by financing activities was approximately $3,374. Net cash of approximately $1,183 was used for investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2002 and the revolving line of credit matures in October 2000. At September 30, 1999 the term loan balance was $8,342 and $2,000 was outstanding under the revolving line of credit.

On August 6, 1999 the Company borrowed $3,000 from a related party to finance Bluepoint's expanded importation and sale of lobster tails. The loan bears interest at 8% and has no fixed repayment terms or maturity date.

On August 31, 1998, the Company obtained a $4,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. Initially $2,685 was borrowed, with $1,315 available to be borrowed when additional space is rented. An additional $670 was borrowed on August 25, 1999. The construction loan matures on August 31, 2000. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. Interest on the construction loan will be at the bank's prime rate from time to time, or at LIBOR plus 1.6% for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended September 30, 1999 and 1998

Income from operations before income taxes and minority interests decreased $311. The components are as follows:

                                                                      (Decrease)
                                    1999               1998            Increase
                                    ----               ----            --------

Real Estate                        $ 1,548           $ 1,653           $  (105)
Hotel                                  206                64               142
Seafood                             (1,438)             (992)             (446)
Textiles                              (193)              (90)             (103)
Corporate                             (811)           (1,012)              201
                                   -------           -------           -------
                                   $  (688)          $  (377)          $  (311)
                                   -------           -------           -------

REAL ESTATE

      Revenues increased $222 and earnings decreased $105. The earnings decrease was due to a $180 insurance recovery last year at our Richmond Virginia Shopping Center which was offset in part by a pre-payment penalty of $100 paid last year to refinance the mortgage at the Virginia Beach Shopping Center. Operating profits were substantially the same at all of the other properties. There were no significant variations in any expense category.

HOTEL

      Revenues increased $529 over last year. A $4,000 renovation project, which allowed the hotel to operate as a Holiday Inn franchise, was completed in January 1999. Hotel earnings increased $142 as a result of the higher revenues.

SEAFOOD

      Revenues increased $3,211 in the current period due primarily to the sale of lobster tails, a new venture for the Company that started in October 1998. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $633 this year as compared to last year's loss of $387 due principally to the onset of a virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $495 as compared to a loss last year of $451 due to lack of availability of product.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings decreased $72 to $19 for the quarter due to lower revenues. Hanora South and J & M Dyers recognized a combined loss of $190 compared to last year's loss of $152 due to lower revenues. Whitlock Combing incurred a loss of $22 in the current period as compared to a loss of $29 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $861.

CORPORATE/OTHER

      Corporate expenses including interest on the Company's term loan and revolving line of credit decreased by $201 due substantially to higher professional fees incurred last year.

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

Information Technology: The Company has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Company completed its assessment and has been advised by its independent software provider that with the modifications it has made to its existing software and conversions to new software and hardware, the Company's network operating systems and software applications are Y2K compliant.

Non-Information Technology: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and its real estate properties. The Company has reviewed the corporate facility management systems and concluded that the systems of its corporate office and real estate properties, including telephone, utilities, fire and security systems are Y2K compliant.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Third Parties: The Company has third-party relationships with tenants, suppliers, contractors and service providers. The Company has queried its key suppliers, subcontractors and service providers. The majority of the Company's vendors are all small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure the necessary supplies and services. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs: The accounting software upgrade and conversion was executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion which the Company had previously commenced during fiscal 1998 was approximately $60,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the Company. The identification and remediation of systems was accomplished by in-house personnel. The assessment of third-party readiness was also conducted by in-house personnel whose costs are recorded as normal operating expenses.

Risks: The principal risks to the Company relating to its accounting software conversion is failure to correctly bill tenants after December 31, 1999 and to pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills if the systems were not operational.

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

Contingency Plan: The conversion to the new software is completed. The Company believes that with the modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions do not work as expected, the Year 2000 Issue could have a material impact on the operations of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

The Company's description of its Y2K compliance issue is based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Company will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K Issue. If the Company or the major tenants or vendors with whom the Company does business fail to address their major Y2K Issues, the Company's operating results or financial position could be materially adversely affected.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits:   None

      Reports: There were no reports on Form 8-K filed during the quarter ended September 30 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant


Date: November 30, 1999                 /s/         Norman A. Halper
                                        ----------------------------------------
                                                    Norman A. Halper
                                                        President


Date: November 30, 1999                 /s/           Harry Bergman
                                        ----------------------------------------
                                                      Harry Bergman
                                                        Treasurer