Form 10-Q
period 1999-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 2000-02-24
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1999                Commission File Number 0-1437
--------------------------------------------------------------------------------

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

                                          Yes  |X|          No   |_|

As of February 18, 2000, there were 669,985 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31,      June 30,
                                                                  1999            1999
                                                              ------------   ----------------
                                                               (UNAUDITED)   (SEE NOTE BELOW)
Assets

Current Assets
        Cash and Cash Equivalents                             $  1,564,816    $  1,506,113
        Accounts Receivable                                      6,957,229       4,467,651
        Inventories (Note 2)                                     9,738,623       5,293,998
        Other Current Assets                                     2,933,107       2,977,603
                                                              ------------    ------------

               Total Current Assets                             21,193,775      14,245,365
                                                              ------------    ------------

Property, Plant and Equipment                                   86,825,331      85,586,539
               Less:  Accumulated Depreciation                  34,746,249      33,253,658
                                                              ------------    ------------
                         Net Property, Plant and Equipment      52,079,082      52,332,881
                                                              ------------    ------------

Other Assets                                                    31,007,149      29,977,835
                                                              ------------    ------------

TOTAL ASSETS                                                  $104,280,006    $ 96,556,081
                                                              ============    ============

Liabilities and Stockholders' Equity

Current Liabilities - Note 6                                  $ 17,300,426    $  9,355,949
                                                              ------------    ------------

Long-Term Debt                                                  29,554,515      29,818,421
                                                              ------------    ------------

Other Liabilities                                                2,514,161       2,502,169
                                                              ------------    ------------

Stockholders' Equity:
        Common Stock                                             1,175,261       1,175,261
        Other Stockholders' Equity                              53,735,643      53,704,281
                                                              ------------    ------------
               Total Stockholders' Equity                       54,910,904      54,879,542
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $104,280,006    $ 96,556,081
                                                              ============    ============

NOTE: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Six months ended                 Three months ended
                                                          December 31,                       December 31,
                                                     1999             1998              1999             1998
                                                     ----             ----              ----             ----
Revenues
    Sales-Textile and Seafood                    $ 17,992,492     $ 11,826,425     $ 10,863,931     $  7,047,841
    Real Estate and Hotel Operations               11,969,516       10,485,469        6,145,056        5,412,419
    Other                                             493,211          851,751          124,041          421,187
                                                 ------------     ------------     ------------     ------------

         Total Revenues                            30,455,219       23,163,645       17,133,028       12,881,447
                                                 ------------     ------------     ------------     ------------

Expenses
    Cost of Sales - textile and seafood            16,748,633       10,948,705        9,781,695        6,492,640
    Operating-real estate and hotel                 5,061,715        4,321,028        2,690,090        2,232,788
    Selling, general & administrative               3,542,224        3,276,928        1,683,853        1,628,711
    Depreciation and amortization                   2,406,433        1,828,166        1,240,634          926,387
    Real estate taxes                               1,056,198        1,037,946          535,596          528,311
    Interest                                        1,467,307        1,535,304          722,825          737,916
    Minority interests' share of loss
         of subsidiaries                             (534,933)        (519,703)        (168,308)        (241,657)
                                                 ------------     ------------     ------------     ------------

         Total Expenses                            29,747,577       22,428,374       16,486,385       12,305,096
                                                 ------------     ------------     ------------     ------------

    Income before income taxes and
        equity in loss of affiliated entities         707,642          735,271          646,643          576,351
    Equity in loss of affiliated entities            (489,112)        (520,693)        (106,968)        (263,162)
    Income taxes - Note 3                            (187,000)        (197,000)        (120,000)         (94,000)
                                                 ------------     ------------     ------------     ------------

         Net Income                              $     31,530     $     17,578     $    419,675     $    219,189
                                                 ============     ============     ============     ============

    Income per share:
         Net Income - basic and
         diluted                                 $        .05     $        .03     $        .63     $        .33
                                                 ============     ============     ============     ============

Average shares outstanding
         basic and diluted                            669,990          670,215          669,988          670,210

        SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                   Nine Months Ended
                                                                       March  31,
                                                                 1999              1998
                                                                 ----              ----
OPERATING ACTIVITIES
    Net Income                                               $     31,530     $     17,578
       Adjustments to Reconcile Net Income to
       Cash Used in Operating Activities:
          Depreciation and Amortization                         2,406,433        1,828,166
          Minority Interests' Share of Loss in
            Subsidiaries                                         (534,933)        (519,703)
    Changes in Operating Assets and Liabilities:
          Increase in Accounts and Other Receivables           (2,489,578)        (883,996)
          Increase in Inventories                              (4,444,625)        (454,893)
          Increase in Other Assets                                 (6,885)      (1,253,708)
          Increase (Decrease) in Accounts Payable                 269,477       (1,887,496)
          Increase (Decrease) in Other Liabilities                 11,992         (206,598)
                                                             ------------     ------------

            CASH USED IN OPERATIONS                            (4,756,589)      (3,310,650)
                                                             ------------     ------------

INVESTING ACTIVITIES
    Purchase of Property, Plant and Equipment                  (2,152,634)      (8,636,862)
    Investment in and Advances to Affiliated Entities-Net        (443,000)      (2,017,861)
    Payments Received on Mortgages Receivable                          --            1,597
                                                             ------------     ------------

       NET CASH USED IN INVESTING ACTIVITIES                   (2,595,634)     (10,653,126)
                                                             ------------     ------------

FINANCING ACTIVITIES
    Proceeds from Mortgages and Notes Payable to Banks            670,000       10,735,000
    Payments on Mortgages and Notes Payable to Ban               (933,906)      (4,034,821)
    Other Financing Activities (Note 6)                         7,674,832           (1,200)
                                                             ------------     ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES              7,410,926        6,698,979
                                                             ------------     ------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               58,703       (7,264,797)
    Cash and Cash Equivalents at Beginning of Period            1,506,113        8,590,167
                                                             ------------     ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,564,816     $  1,325,370
                                                             ============     ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1999 and the consolidated statements of operations and cash flows for the six month periods ended December 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented, have been made.

2. INVENTORIES

                                                 December 31,          June 30,
                                                    1999                 1999
                                                    ----                 ----
Work-in process and
  raw materials                                  $1,852,194           $1,913,784
Finished goods                                    7,886,429            3,380,214
                                                 ----------           ----------
                                                 $9,738,623           $5,293,998
                                                 ----------           ----------

3. INCOME TAXES

                                                         Six Months Ended
                                                           December 31,
                                                    1999                  1998
                                                    ----                  ----

Federal                                           $ 15,000              $ 25,000
State                                              172,000               172,000
                                                  --------              --------
                                                  $187,000              $197,000
                                                  --------              --------

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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. INDUSTRY SEGMENTS

                                                         Six months ended
                                                           December 31,

                                                      1999               1998
                                                      ----               ----

Revenues:
        Real Estate                               $ 8,686,105        $ 8,060,998
        Hotel                                       3,283,411          2,424,471
        Seafood                                    13,045,413          5,459,290
        Textile                                     4,947,079          6,367,135
        Corporate and Other                           493,211            851,751
                                                  -----------        -----------
                                                  $30,455,219        $23,163,645
                                                  ===========        ===========

                                                         December 31,
                                                  1999                  1998
                                                  ----                  ----

Identifiable Assets:
        Real Estate                           $ 41,494,784          $ 39,900,294
        Hotel                                    6,216,783             6,005,099
        Seafood                                 28,969,488            20,726,952
        Textile                                  9,502,905            10,821,424
        Corporate                               18,096,046            19,102,312
                                              ------------          ------------
                                              $104,280,006          $ 96,556,081
                                              ============          ============

Results of operations are shown in Managements Discussion and Analysis of Financial Condition and Results of Operations.

6. RELATED PARTY TRANSACTION

The Company has borrowed $7,675,000 from related parties to finance Bluepoint's expanded importation and sale of lobster tails. The loans bear interest at 8% and have no fixed repayment terms or maturity dates.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the six months ended December 31, 1999 decreased by approximately $996. Net cash used in operating activities was approximately $4,757. Net cash provided by financing activities was approximately $7,411. Net cash of approximately $2,596 was used for investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2002 and the revolving line of credit matures in October 2000. At December 31, 1999 the term loan balance was $8,253 and $1,200 was outstanding under the revolving line of credit. An additional $1,329 of the revolving line of credit was utilized at December 31, 1999 for setting up commercial letters of credit for the importation of various seafood products.

The Company has borrowed $7,675 from related parties to finance Bluepoint's expanded importation and sale of lobster tails. The loans bear interest at 8% and have no fixed repayment terms or maturity dates.

On August 31, 1998, the Company obtained a $4,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. Initially $2,685 was borrowed, with $1,315 available to be borrowed when additional space is rented. An additional $670 was borrowed on August 25, 1999. The construction loan matures on August 31, 2000. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. At December 31, 1999, 73% was leased. Interest on the construction loan will be at the bank's prime rate from time to time, or at LIBOR plus 1.6% for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Six months ended December 31, 1999 and 1998

Income from operations before income taxes and minority interests decreased $11. The components are as follows:

                                                                      (Decrease)
                                     1999              1998            Increase
                                     ----              ----            --------
Real Estate                         $ 3,086           $ 3,214           $  (128)
Hotel                                   413               211               202
Seafood                              (1,785)           (1,720)              (65)
Textiles                               (296)             (176)             (120)
Corporate                            (1,734)           (1,834)              100
                                    -------           -------           -------
                                    $  (316)          $  (305)          $   (11)
                                    -------           -------           -------

REAL ESTATE

      Revenues increased $625 and earnings decreased $128. The earnings decrease was due to a $180 insurance recovery last year at our Richmond Virginia Shopping Center and increased repairs and maintenance this year at the East Newark, Waltham and Nyanza building of $287. There were no significant variations in any other expense category.

HOTEL

      Revenues increased $859 over last year. A $4,000 renovation project, which allowed the hotel to operate as a Holiday Inn franchise, was completed in January 1999. Hotel earnings increased $202 as a result of the higher revenues.

SEAFOOD

      Revenues increased $7,586 in the current period due primarily to the sale of lobster tails, a new venture for the Company that started in October 1998. Earnings for this operation was $341. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $995 this year as compared to last years loss of $878 due principally to a virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $636 as compared to a loss last year of $552 due to lack of availability of product.

TEXTILES

      Hanora Spinning's earnings decreased $141 to $75 for the six months ended December 31, 1999 due to lower revenues. Hanora South and J & M Dyers recognized a combined loss of $271 compared to last years loss of $316. Whitlock Combing incurred a loss of $100 in the current period as compared to a loss of $76 last year relating to its property in South Carolina, which is being offered for sale. Overall, textile revenues decreased $1,420.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $100 due substantially to higher professional fees incurred last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended December 31, 1999 and 1998

Income from operations before income taxes and minority interests increased $300. The components are as follows:

                                                                      (Decrease)
                                      1999              1998           Increase
                                      ----              ----           --------

Real Estate                         $ 1,538           $ 1,561           $   (23)
Hotel                                   207               147                60
Seafood                                (347)             (728)              381
Textiles                               (103)              (86)              (17)
Corporate                              (923)             (822)             (101)
                                    -------           -------           -------
                                    $   372           $    72           $   300
                                    -------           -------           -------

REAL ESTATE

      Revenues increased $403 and earnings decreased $23. The earnings decrease was due to repairs and maintenance at the East Newark, Waltham and Nyanza building of $287. There were no significant variations in any expense category.

HOTEL

      Revenues increased $330 over last year. A $4,000 renovation project, which allowed the hotel to operate as a Holiday Inn franchise, was completed in January 1999. Hotel earnings increased $60 as a result of the higher revenues.

SEAFOOD

      Revenues increased $4,375 in the current period due primarily to the sale of lobster tails, a new venture for the Company that started in October 1998. Earnings for the quarter for this operation was $341. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $362 this year as compared to last years loss of $491 due principally to a virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $141 as compared to a loss last year of $101 due to lack of availability of product.

TEXTILES

      Hanora Spinning's earnings decreased $69 to $56 for the quarter due to lower revenues. Hanora South and J & M Dyers recognized a combined loss of $81 compared to last years loss of $164. Whitlock Combing incurred a loss of $78 in the current period as compared to a loss of $47 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $559.

CORPORATE/OTHER

      Corporate expenses including interest on the Company's term loan and revolving line of credit increased by $101.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $60,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits:     None

      Reports: There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

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

                                        THE FIRST REPUBLIC CORPORATION OF
                                          AMERICA
                                            Registrant


Date: February 22, 2000                 /s/       Norman A. Halper
                                        ----------------------------------------
                                                  Norman A. Halper
                                                     President


Date: February 22, 2000                 /s/       Harry Bergman
                                        ----------------------------------------
                                                  Harry Bergman
                                                    Treasurer