Form 10-Q
period 2000-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 2000-05-23
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000                   Commission File Number 0-1437
--------------------------------------------------------------------------------

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

As of May 16, 2000, there were 669,739 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31,                  June 30,
                                                                  2000                       1999
                                                              ------------               ------------
                                                               (UNAUDITED)                 (SEE NOTE
                                                                                            BELOW)
Assets

Current Assets
    Cash and Cash Equivalents                                 $  1,361,584               $  1,506,113
    Accounts Receivable                                          6,687,263                  4,467,651
    Inventories (Note 2)                                        10,275,625                  5,293,998
    Other Current Assets                                         3,092,420                  2,977,603
                                                              ------------               ------------

        Total Current Assets                                    21,416,892                 14,245,365
                                                              ------------               ------------

Property, Plant and Equipment                                   86,639,966                 85,586,539
        Less:  Accumulated Depreciation                         34,658,850                 33,253,658
                                                              ------------               ------------
               Net Property, Plant and Equipment                51,981,116                 52,332,881
                                                              ------------               ------------

Other Assets                                                    30,783,653                 29,977,835
                                                              ------------               ------------

TOTAL ASSETS                                                  $104,181,661               $ 96,556,081
                                                              ============               ============

Liabilities and Stockholders' Equity

Current Liabilities - Note 6                                  $ 17,845,251               $  9,355,949
                                                              ------------               ------------

Long-Term Debt                                                  29,253,540                 29,818,421
                                                              ------------               ------------

Other Liabilities                                                2,467,756                  2,502,169
                                                              ------------               ------------

Stockholders' Equity:
    Common Stock                                                 1,175,261                  1,175,261
    Other Stockholders' Equity                                  53,439,853                 53,704,281
                                                              ------------               ------------
        Total Stockholders' Equity                              54,615,114                 54,879,542
                                                              ------------               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $104,181,661               $ 96,556,081
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

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Nine months ended                   Three months ended
                                                                         March  31,                           March  31,
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Revenues
     Sales-Textile and Seafood                                $ 28,245,953       $ 21,159,789       $ 10,253,461       $  9,333,364
     Real Estate and Hotel Operations                           17,543,675         15,687,030          5,574,159          5,201,561
     Other                                                       1,030,678          1,188,359            537,467            336,608
                                                              ------------       ------------       ------------       ------------

           Total Revenues                                       46,820,306         38,035,178         16,365,087         14,871,533
                                                              ------------       ------------       ------------       ------------

Expenses
     Cost of Sales - textile and seafood                        26,221,666         19,060,884          9,473,033          8,112,179
     Operating-real estate and hotel                             7,924,421          6,861,254          2,862,706          2,540,226
     Selling, general & administrative                           5,267,309          4,567,844          1,725,085          1,290,916
     Depreciation and amortization                               3,606,567          2,719,117          1,200,134            890,951
     Real estate taxes                                           1,591,248          1,559,935            535,050            521,989
     Interest                                                    2,207,437          2,392,857            740,130            857,553
     Minority interests' share of loss
           of subsidiaries                                        (841,943)          (577,966)          (307,010)           (58,263)
                                                              ------------       ------------       ------------       ------------

           Total Expenses                                       45,976,705         36,583,925         16,229,128         14,155,551
                                                              ------------       ------------       ------------       ------------

     Income before income taxes and
         equity in loss of affiliated entities                     843,601          1,451,253            135,959            715,982
     Equity in loss of affiliated entities                        (810,149)          (553,942)          (321,037)           (33,249)
     Income taxes - Note 3                                        (292,000)          (320,000)          (105,000)          (123,000)
                                                              ------------       ------------       ------------       ------------

           Net (Loss) Income                                  $   (258,548)      $    577,311       $   (290,078)      $    559,733
                                                              ============       ============       ============       ============


     Income per share:
           Net (Loss) Income - basic and
           diluted                                            ($       .39)      $        .86       ($       .44)      $        .83
                                                              ============       ============       ============       ============



Average shares outstanding
           basic and diluted                                       669,985            670,171            669,977            670,082

        SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                    Nine Months Ended
                                                                                        March  31,
                                                                               2000                    1999
                                                                           ------------            ------------
OPERATING ACTIVITIES
      Net (Loss) Income                                                    $   (258,548)           $    577,311
          Adjustments to Reconcile Net (Loss) Income to
          Cash Used in Operating Activities:
              Depreciation and Amortization                                   3,606,567               2,719,117
              Minority Interests' Share of Loss in
                Subsidiaries                                                   (841,943)               (577,966)
      Changes in Operating Assets and Liabilities:
              Increase in Accounts Receivable                                (2,219,612)             (1,679,816)
              Increase in Inventories                                        (4,981,627)               (531,985)
              Decrease (Increase) in Other Assets                               470,708                (914,286)
              Increase (Decrease) in Accounts Payable                         1,238,302              (1,804,209)
              Decrease in Other Liabilities                                     (34,413)               (142,455)
                                                                           ------------            ------------

                CASH USED IN OPERATIONS                                      (3,020,566)             (2,354,289)
                                                                           ------------            ------------

INVESTING ACTIVITIES
      Purchase of Property, Plant and Equipment                              (3,254,802)            (10,819,933)
      Investment in and Advances to Affiliated Entities-Net                    (549,400)               (387,738)
      Payments Received on Mortgages Receivable                                      --                   2,394
                                                                           ------------            ------------

          NET CASH USED IN INVESTING ACTIVITIES                              (3,804,202)            (11,205,277)
                                                                           ------------            ------------

FINANCING ACTIVITIES
      Proceeds from Mortgages and Notes Payable to Banks                        670,000              10,735,000
      Payments on Long Term Debt and Notes Payable to Banks                  (1,234,881)             (4,319,062)
      Other Financing Activities (Note 6)                                     7,245,120                  (9,200)
                                                                           ------------            ------------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                         6,680,239               6,406,738
                                                                           ------------            ------------

      DECREASE IN CASH AND CASH EQUIVALENTS                                    (144,529)             (7,152,828)
      Cash and Cash Equivalents at Beginning of Period                        1,506,113               8,590,167
                                                                           ------------            ------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,361,584            $  1,437,339
                                                                           ============            ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three and nine months' periods ended 3/31/100 and 1999, the condensed consolidated statements of and cash flows for the nine month periods ended March 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented, have been made.

2. INVENTORIES

                                               March 31,               June 30,
                                                 2000                    1999
                                             -----------             -----------

Work-in process and
  raw materials                              $ 1,858,277             $ 1,913,784
Finished goods                                 8,417,348               3,380,214
                                             -----------             -----------
                                             $10,275,625             $ 5,293,998
                                             -----------             -----------

3. INCOME TAXES

                                                      Nine Months Ended
                                                          March 31,
                                                          ---------
                                                 2000                    1999
                                             -----------             -----------

Federal                                      $    30,000             $    50,000
State                                            262,000                 270,000
                                             -----------             -----------
                                             $   292,000             $   320,000
                                             -----------             -----------

4. EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. INDUSTRY SEGMENTS

                                                   Nine months ended
                                                       March 31,

                                                2000               1999
                                            ------------       ------------
Revenues:
     Real Estate                            $ 12,823,072       $ 12,027,924
     Hotel                                     4,720,603          3,659,106
     Seafood                                  20,243,569         11,862,371
     Textile                                   8,002,384          9,297,418
     Corporate and Other                       1,030,678          1,188,359
                                            ------------       ------------
                                            $ 46,820,306       $ 38,035,178
                                            ============       ============

                                                       March 31,

                                                2000                1999
                                            ------------       ------------
Identifiable Assets:
     Real Estate                            $ 41,476,389       $ 39,981,288
     Hotel                                     6,491,849          6,617,856
     Seafood                                  28,120,984         21,027,422
     Textile                                   9,880,093         10,944,502
     Corporate                                18,212,346         14,432,071
                                            ------------       ------------
                                            $104,181,661       $ 93,003,139
                                            ============       ============

Results of operations are shown in Managements Discussion and Analysis of Financial Condition and Results of Operations.

6. RELATED PARTY TRANSACTION

At March 31, 2000 the Company had outstanding $7,251,000 in loans from related parties. Proceeds from the loans were used to finance expanded importation and sale of lobster tails. The loans bear interest at 8% and have no fixed repayment terms or maturity dates.

7. SUBSEQUENT EVENT

On May 1, 2000 the Company sold the Colonial Bank Building in Miami Beach, Florida for $5,972,000 and recognized a gain of approximately $81,000. The net proceeds to the Company after expenses and repayment of the existing mortgage was $3,991,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the nine months ended March 31, 2000 decreased by approximately $1,318. Net cash used in operating activities was approximately $3,021. Net cash provided by financing activities was approximately $6,680. Net cash of approximately $3,804 was used in investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2002 and the revolving line of credit matures in October 2000. At March 31, 2000 the term loan balance was $8,163 and $2,500 was outstanding under the revolving line of credit. An additional $375 of the revolving line of credit was utilized at March 31, 2000 for setting up commercial letters of credit for the importation of various seafood products.

The Company has borrowed funds from related parties to finance expanded importation and sale of lobster tails. At March 31, 2000 the balance was $7,251. The loans bear interest at 8% and have no fixed repayment terms or maturity dates.

On August 31, 1998, the Company obtained a $4,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. Initially $2,685 was borrowed, with $1,315 available to be borrowed when additional space was rented. An additional $670 was borrowed on August 25, 1999. The construction loan matures on August 31, 2000. The loan can be converted to a five year term loan upon completion of construction and the leasing of 75% of the rentable space in the building. At March 31, 2000 appproximately 80% was leased and the Company intends to exercise the conversion option by May 25, 2000. Interest on the construction loan was at the bank's prime rate from time to time, or at LIBOR plus 1.6% for one to twelve month periods, as elected by the Company. The Company will have the option to elect a fixed rate of interest during the term loan period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Nine months ended March 31, 2000 and 1999

Income from operations before income taxes and minority interests decreased $1,127. The components are as follows:

                                                                     (Decrease)
                                    2000              1999            Increase
                                  -------           -------           --------

Real Estate                       $ 4,156           $ 4,470           $  (314)
Hotel                                 413               214               199
Seafood                            (2,322)           (1,310)           (1,012)
Textiles                             (268)             (200)              (68)
Corporate                          (2,787)           (2,855)               68
                                  -------           -------           -------
                                  $  (808)          $   319           $(1,127)
                                  -------           -------           -------

REAL ESTATE

      Revenues increased $795 and earnings decreased $314. The earnings decrease was due to a $180 insurance recovery last year at our Richmond Virginia Shopping Center, increased repairs and maintenance this year at the East Newark, Waltham and Nyanza building of $488 and increased energy costs of $244 due to a substantial increase in fuel costs. There were no significant variations in any other expense category.

HOTEL

      Revenues increased $1,062 over last year. A $4,000 renovation project, which allowed the hotel to operate as a Holiday Inn franchise, was completed in January 1999. Hotel earnings increased $199 as a result of the higher revenues.

SEAFOOD

      Revenues increased $8,381 in the current period due primarily to the sale of lobster tails, a new venture for the Company that started in October 1998. Earnings for this operation was $435. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, increasing losses in the scallop operation and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $1,689 this year as compared to last years loss of $980 due principally to a virus that has decimated that country's shrimp production. Scallop operations in Florida lost $624 as compared to a loss last year of $131 due to lack of availability of product. Bluepoints Long Island operations had a loss of $444 as compared to a loss of $357 in the prior year.

TEXTILES

      Hanora Spinning's earnings decreased $132 to $248 for the nine months ended March 31, 2000 due to lower revenues. Hanora South and J & M Dyers recognized a combined loss of $371 compared to last years loss of $464. Whitlock Combing incurred a loss of $145 in the current period as compared to a loss of $116 last year relating to its property in South Carolina, which is being offered for sale. Overall, textile revenues decreased $1,295.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $68 due substantially to higher professional fees incurred last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended March 31, 2000 and 1999

Income from operations before income taxes and minority interests decreased $1,116. The components are as follows:

                                                                    (Decrease)
                                   2000              1999            Increase
                                 -------           -------           --------

Real Estate                      $ 1,070           $ 1,256           $  (186)
Hotel                                 --                 3                (3)
Seafood                             (537)              410              (947)
Textiles                              28               (24)               52
Corporate                         (1,053)           (1,021)              (32)
                                 -------           -------           -------
                                 $  (492)          $   624           $(1,116)
                                 -------           -------           -------

REAL ESTATE

      Revenues increased $170 and earnings decreased $186. The earnings decrease was due to repairs and maintenance at the East Newark, Waltham and Nyanza building of $201 and increased energy costs of $176. There were no significant variations in any expense category.

HOTEL

      Revenues increased $203 over last year. A $4,000 renovation project, which allowed the hotel to operate as a Holiday Inn franchise, was completed in January 1999. Hotel earnings remained approximately the same.

SEAFOOD

      Revenues increased $795 in the current period due primarily to the sale of lobster tails, a new venture for the Company that started in October 1998. Earnings for the quarter for this operation were $94. Losses are continuing in the seafood division due primarily to the continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $694 this year as compared to last years loss of $102 due principally to a virus that has decimated that country's shrimp production. Scallop operations in Florida earned $12 as compared to a profit last year of $421 due to lack of availability of product.

TEXTILES

      Hanora Spinning's earnings increased $9 to $173 for the quarter due to higher revenues. Hanora South and J & M Dyers recognized a combined loss of $100 compared to last years loss of $148. Whitlock Combing incurred a loss of $45 in the current period as compared to a loss of $40 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $125.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $32.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $60 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms and to address the virus problem that is effecting shrimp production in Ecuador, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits:  None

      Reports: There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                   Registrant


Date: May 22, 2000                   /s/     Norman A. Halper
                                     --------------------------------
                                             Norman A. Halper
                                                President


Date: May 22, 2000                   /s/     Harry Bergman
                                     --------------------------------
                                             Harry Bergman
                                               Treasurer