Form 10-K405
period 2000-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 2000-10-13
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 2000

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

                                Yes |X|     No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of September 18, 2000, 669,446 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $2,031,300 (based upon the price paid by Registrant for shares).
                       Documents Incorporated by Reference
                       -----------------------------------
                                 See Item 14(c)

                    The First Republic Corporation of America

                                  10-K Contents

                                                                            Page
                                                                            ----

PART I

Item 1.    Business..........................................................  1
Item 2.    Properties........................................................  5
Item 3.    Legal Proceedings.................................................  9
Item 4.    Submission of Matters to a Vote of Security Holders...............  9

PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters........................................... 10
Item 6.    Selected Financial Data........................................... 11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 12
Item 7a.   Quantitative and Qualitative Disclosures about Market Risks....... 17
Item 8.    Financial Statements and Supplementary Data....................... 18
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 49

PART III

Item 10.   Directors and Executive Officers of the Registrant................ 50
Item 11.   Executive Compensation............................................ 52
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 54
Item 13.   Certain Relationships and Related Transactions.................... 56

PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K. 59

Signatures .................................................................. 64

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

      On August 31, 1998, the Company obtained a $4,000,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. To date, $3,355,000 has been borrowed, with $645,000 available to be borrowed as additional space is rented. At August 31, 2000, 78% of the building was rented. The construction loan which matured on August 31, 2000 has been extended to October 2000, at which time the loan will be converted to a five year term loan to mature on September 30, 2005. Interest on the construction loan has been at the bank's prime rate from time to time, or at the London Interbank Offered Rate ("LIBOR") plus 1.6% for one to twelve month periods, as elected by the Company. Interest on the term loan will be based upon the five year United States Treasury Bond Rate plus 1.75%.

      On May 1, 2000, the Company sold the Colonial Bank (formerly known as Jefferson National Bank) Building in Miami Beach, Florida for approximately $5,972,000 and recognized a gain of approximately $81,000. The net proceeds to the Company after expenses and repayment of the existing mortgage were approximately $3,991,000.

      On October 4, 2000, the Company sold its office building on West 39th Street in New York City for $20,800,000. There is no existing mortgage debt on this property. After expenses and adjustments of approximately $750,000 the Company received net proceeds of approximately $20,050,000. The Company recognized a gain of approximately $18,627,000.

      On March 17, 2000 the Company entered into an agreement for the sale of its vacant land in Melbourne, Florida for approximately $1,775,000 contingent upon the buyer obtaining certain permits and financing by December 17, 2000. The contingencies have not yet been satisfied.

b. Financial Information about Industry Segments

      The sales and operating profit from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 2000 are set forth in Note

      2 (Industry Segments and Foreign Operations) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item
      8. hereof.

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

      Real estate revenues accounted for approximately 26%, 32% and 35% of consolidated revenues from operations for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

      Hotel

      The Company owns and operates a 288 room hotel and convention center located in Liverpool, New York, which it operates under a Holiday Inn franchise agreement. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

      Hotel revenues accounted for approximately 10%, 10% and 11% of consolidated revenues from operations for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

      Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints over the past several years, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams decreased 35% in the fiscal year ended June 30, 2000 as compared with the fiscal year ended June 30, 1999. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 1999 increased 1% as compared with the prior fiscal year. For the period July 1, 2000 through August 31, 2000, the aggregate number of bushels of clams harvested decreased 25% compared with the same period in the prior year. The decrease in production was caused by smaller harvests of product. Bluepoints discontinued using Company owned boats and laid off employees at its claming operations in May 1998 in order to reduce expenses and conserve clam populations. Bluepoints continues to maintain hatchery facilities in an effort to increase inventory.

      Climate and other environmental factors beyond the control of Bluepoints affect the propagation and growth of clams. New York State environmental authorities are continually monitoring the harvesting area for pollution. From time to time, and at present, certain small areas of Bluepoints' property exceed the maximum coliform count set by Federal law, and shellfish located in such areas may not be harvested. At the present time, New York State authorities have closed other portions of the Great South Bay to claming operations because the coliform count exceeds Federal standards.

      In September 1998, Bluepoints began selling imported products, principally lobster tails from Honduras and Oman. Sales of the foregoing products were approximately $16,928,000 and $6,229,000 and profits were approximately $495,000 and $281,000 for the fiscal years ended June 30, 2000 and 1999, respectively. In fiscal 2000 Bluepoints entered into an arrangement with a company to sell its clams and other seafood products at the Fulton Fish Market in New York. This venture increased sales by approximately $3,700,000 and profits by approximately $130,000.

      Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, both of which are located in Ecuador. Sales of shrimp from the foregoing operations approximated $1,144,000 and $2,620,000 for the fiscal years ended June 30, 2000 and 1999, respectively. Bluepoints, through a foreign subsidiary, also owns a 38% interest in another Ecuadorian shrimp farming operation. See Items 12. and
      13. below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

      The Company also owns a scallop operation in Cape Canaveral, Florida. In the current fiscal year, sales from this operation were approximately $4,299,000 and there was a loss of $798,000. This compares to sales of approximately $4,763,000 and a loss of $547,000 from operations during the prior year. Scallop sales for July and August 2000 were insignificant and there can be no assurance that extensive beds of scallops will be found in the future.

      Seafood revenues accounted for approximately 45%, 33%, and 20% of consolidated revenues from operations for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

      Textile

      The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 2000, Hanora purchased approximately $340,000 of additional equipment. The backlog of yarn orders on August 31, 2000 was approximately $7,500,000 as compared to $6,900,000 on August 31, 1999. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 2001. One customer accounted for approximately 13% of Hanora's total sales during the 2000 fiscal year. The loss of this customer would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

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

      Textile revenues accounted for approximately 17%, 24%, and 33% of consolidated revenues from operations for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

ITEM 2. PROPERTIES

               Location                            General Character(1)
--------------------------------------------------------------------------------
Real Estate Segment

Junior Coat Building                18-story office, showroom and manufacturing
250 West 39th Street                facility; 182,000 rentable square feet; 98%
New York, New York                  rented. (Building sold October 4, 2000)

First Republic Office Park          Two, two-story office buildings with 49,000
Thruway and Electronics Parkway     and 35,000 rentable square feet;
Liverpool, New York                 approximately 14 acres of land; 100% rented.

Waltham Engineering Center          17 multi-story industrial buildings;
Waltham, Massachusetts              in excess of 380,000 rentable square feet;
                                    parking facilities; 100% rented.

East Newark Industrial Center       30 multi-story industrial buildings; in
East Newark, New Jersey             excess of 1,000,000 rentable square feet;
                                    parking facilities; 90% rented.

Nyanza Building                     Four-story and basement industrial
Woonsocket, Rhode Island            building; 300,000 rentable square feet;
                                    used by Company as spinning plant
                                    (100,000 sq. ft.) and balance rented to
                                    others; 96% rented.

Greensboro North Shopping Center    Approximately 13.5 acres of land and
Greensboro, North Carolina          140,000 square feet of space in buildings
                                    located thereon; 100% rented.

Greensboro South Shopping Center    Approximately 12 acres of land and
Greensboro, North Carolina          134,250 square feet of space in buildings
                                    located thereon; 98% rented.

Shopping Center                     Approximately 13.5 acres of land and
Richmond, Virginia                  130,000 square feet of space in buildings
                                    located thereon; 100% rented.

               Location                            General Character(1)
--------------------------------------------------------------------------------
London Bridge Shopping Center       Approximately 10.2 acres of land and 100,000
Virginia Beach, Virginia            square feet of space in buildings located
                                    thereon; 95% rented.

Shipps Corner Shopping Center       Approximately 5.5 acres of land and 63,000
Virginia Beach, Virginia            square feet of space in buildings located
                                    thereon; 97% rented.

Vacant land                         Approximately 21 acres; suitable for
Melbourne, Florida                  development as a shopping center.

Sunscape Apartments                 167-unit residential garden apartments
Orlando, Florida                    located on approximately 12 acres of land;
                                    97% rented. (Company owns 50% of Sunscape
                                    Associates, a partnership which owns the apartments).

Shopping Center                     Approximately 22.7 acres of land and
Brookhaven, Pennsylvania            196,000 square feet of space in buildings
                                    located thereon; 100% rented.

Newburyport, Massachusetts          4-story building; 100,000 rentable square
                                    feet of space; 78% rented.

                                    3-story building, 13,800 rentable square feet of space; 100% rented.

                                    Two-story building and warehouse; 5,000
                                    square feet, presently vacant.

Hotel Segment

Hotel--Syracuse                     288-room motor hotel and convention center;
Thruway and Electronics Parkway     indoor pool; operated under a Holiday Inn
Liverpool, New York                 franchise agreement.

               Location                            General Character(1)
--------------------------------------------------------------------------------
Seafood Segment(2)

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

Vacant Land                         Bluepoints has a 62.5% interest in a company
Guayaquil, Ecuador                  that owns approximately 100,000 square feet
                                    of riverfront land.

Ayangue                             Bluepoints has a 62.5% interest in a company
Guayas Province, Ecuador            that owns approximately 56 acres of land
                                    used for a shrimp hatchery.

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

               Location                            General Character(1)
--------------------------------------------------------------------------------
Pageland, South Carolina            Approximately 10 acres of land and 36,125
                                    square foot building located thereon;
                                    pre-viously used as bulking and twisting plant, warehouse and office, presently being rented.

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

Corporate Office

302 Fifth Avenue                    5,400 square feet of executive offices;
New York, New York                  month-to-month tenant at a rent of $8,900
                                    per month. See Item 13. below.

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

      There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a low of $40 per share in August 1998 to a high of $42 in June 2000.

      Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 18, 2000, there were 712 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 2000. The Company has no intention of paying dividends in the foreseeable future.

d. The Company did not sell any securities during the past year.

ITEM 6. SELECTED FINANCIAL DATA


                                                            Fiscal year ended June 30,
                                              ------------------------------------------------------
                                                2000        1999        1998       1997       1996
                                              ------------------------------------------------------
                                                     (In thousands, except per share amounts)
Revenues                                      $ 64,969    $ 51,489    $ 50,061   $ 50,220   $ 45,612
                                              ======================================================

Gain on sale of real estate held for rental   $     81        NONE    $ 12,922       NONE       NONE
                                              ======================================================

Income before interest and income taxes       $  3,072    $  2,792    $ 17,130   $  4,814   $    912
                                              ======================================================

Interest costs                                $  3,205    $  2,867    $  2,927   $  3,068   $  3,115
                                              ======================================================

Net (loss) income                             $   (276)   $   (124)   $ 13,628   $  1,170   $ (2,767)
                                              ======================================================

Net (loss) income per share of common
   stock - basic and diluted                  $  (0.41)   $  (0.19)   $  20.29   $   1.74   $  (4.11)
                                              ======================================================

Total assets                                  $ 99,729    $ 96,556    $ 87,966   $ 81,336   $ 79,239
                                              ======================================================

Long-term debt                                $ 27,318    $ 29,818    $ 21,625   $ 26,297   $ 23,810
                                              ======================================================

Stockholders' equity                          $ 54,498    $ 54,880    $ 55,170   $ 41,609   $ 40,446
                                              ======================================================

Cash dividends per common share                   NONE        NONE        NONE       NONE       NONE
                                              ======================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 2000 increased by approximately $1,890,000 to $6,779,000.

Net cash used in operating activities was approximately $2,967,000 during the 2000 fiscal year. Net cash provided by financing activities was approximately $3,696,000. Net cash of approximately $68,000 was provided by investing activities. The Company has a $9,000,000 term loan with its principal lender bearing interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of approximately $359,000 per annum. The term loan matures on October 21, 2002 and the revolving line of credit which was to expire October 2000 will be extended to October 2001. At June 30, 2000 the term loan balance was $8,073,100 with interest at 7.5% and $2,000,000 was outstanding on the revolving line of credit with interest at 8.7%. On May 1, 2000 the Company sold the Colonial Bank Building in Miami, Florida for approximately $5,972,000 and recognized a gain of approximately $81,000. The net proceeds to the Company after expenses and repayment of the existing mortgage was $3,991,000. On October 4, 2000 the Company received net proceeds of approximately $20,050,000 from the sale of its Junior Coat Building on West 39th Street in New York City.

During the three years ended June 30, 2000, the Company incurred capital expenditures of approximately $22,569,000. In addition, approximately $4,490,000 was expended for tenant improvements during this three year period. At June 30, 2000 the Company had no significant commitments for capital expenditures and the Company believes that its current cash position and borrowing capacity are adequate to meet cash needs for the next twelve months.

The Company's equity share of losses from Ecuadorian shrimp operations was approximately $1,300,000 in fiscal 2000 as compared to a loss of $1,119,000 in fiscal 1999. Efforts are being made to increase shrimp production through the use of the Company's patented Mariculture System, rehabilitation of the farms, the development of a new product, Tolerine, designed to mitigate White Spot Syndrome virus that is decimating Ecuador's shrimp production and improved farming techniques. Although there can be no assurance that the shrimp production will improve, the Company believes that operations will substantially improve in the second half of fiscal 2001 as a result of cost reductions, the efforts to increase production as discussed above, and the marketing of its Mariculture System and Tolerine product to other shrimp farmers.

Results of Operations

Real Estate

The Company's real estate operating profits decreased $1,582,000 in fiscal 2000 and revenues increased $876,000. The decrease in operating profits was due to $1,251,000 of costs incurred at our Nyanza Building to clean up an oil spill caused by a small break in an oil return line that had been leaking oil over an extended period of time (the Company anticipates pursuing its remedies against third parties who were responsible for the installation of a faulty pipe at the Nyanza facility, which the Company believes caused the oil leak); increased energy costs of $265,000 due to a substantial increase in fuel costs; increased repairs and maintenance of $555,000 at our East Newark and Waltham properties; increased mortgage interest of $85,000 and a $169,000 insurance recovery last year at our Richmond Virginia Shopping Center. The decrease in operating profits mentioned above were offset by increased revenues and operating profits at substantially all our other properties. The revenue increases came principally from our recently renovated Newburyport property ($553,000) and the Shipps Corner Shopping Center which the Company purchased in November 1998 ($231,000).

In fiscal 1999 operating profits decreased $157,000 and revenues decreased $1,272,000 compared to the prior fiscal year. This was due primarily to the sale of the Video Film Center in fiscal 1998, which had revenues of $2,864,000 and operating profit of $549,000. Revenues at the Shipps Corner Shopping Center purchased November 17, 1998 were $294,000 and operating profit was $177,000. Revenues at the Newburyport property, which the Company renovated, increased $364,000 and operating profit decreased $310,000. Revenues and operating income increased at substantially all the other properties. Mortgage interest was reduced by $177,000 and proceeds of $169,000 was received at the Richmond Virginia Shopping Center in the settlement of a lawsuit.

In fiscal 1998 operating profits increased $960,000 and revenue decreased by $516,000. Profits increased at substantially all the properties. The revenue decrease is attributable to the sale of the Video Film Center on which the Company recognized a gain of $12,922,000. Repairs and maintenance and related costs decreased $493,000 at the East Newark Industrial Center, and $301,000 at the Waltham Engineering Center. As a result of the sale of the Video Film Center, mortgage interest was reduced by $245,000 and utility and fuel expenses decreased by $178,000.

Hotel

In fiscal 2000 revenues increased $1,256,000 and profits increased $529,000 as a result of the completion, in January 1999, of a $4,000,000 renovation project which allowed the hotel to operate as a Holiday Inn franchise. Depreciation expense increased $307,000 as a result of the renovation.

In fiscal 1999 revenues decreased $287,000 and profits decreased $547,000 as a result of the renovations being conducted at the hotel. Depreciation expense increased $282,000 as result of the renovation.

In fiscal 1998 revenues decreased $220,000 and profits decreased $84,000, due to the commencement of renovations. In fiscal 1998 the hotel terminated its franchise agreement with ITT Sheraton Corporation to become a Holiday Inn facility.

Seafood

Overall revenues for the seafood division increased $12,287,000 in fiscal 2000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 2000 were $2,501,000 as compared to a loss of $2,428,000 in fiscal 1999. Losses from the Ecuadorian shrimp operations were $2,199,000 and revenues decreased $1,389,000 due to continued poor shrimp yields caused by the devastating outbreak last year of White Spot Virus that is decimating the Ecuadorian shrimp industry. The Company is continuing its efforts to combat the virus by constructing grow out ponds so that juvenile shrimp grow to a larger size before they are placed into the shrimp ponds thereby making them less susceptible to the virus. The Company is also developing a new product, Tolerine, to help the shrimp fight off the White Spot Virus. The Company believes that with the implementation of these two new procedures and the continued use of its patented ozone system the shrimp operations will improve. However, there can be no assurance that these treatments will be successful. The Company's scallop operation incurred a loss of $798,000 in fiscal 2000 as compared to a loss of $547,000 in fiscal 1999 on a $343,000 decrease in revenues. Bluepoints Long Island operations had a profit of $497,000 as compared to a profit of $66,000 in the prior year. Revenues increased $14,019,000 principally due to the sale of lobster tails, a new product introduced last year, and other seafood products.

In fiscal 1999 revenues for the seafood division increased $7,078,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 1999 were $2,428,000 as compared to a loss of $3,576,000 in fiscal 1998. Losses from the Ecuadorian shrimp operations were $1,947,000 and revenues decreased $2,826,000 due to problems at the shrimp hatchery earlier in the year caused by colder water temperatures, the transition from the weather phenomenon known as "El Nino" and the discontinuation of sales of shrimp purchased from third parties. Shrimp yields in the latter part of the year were adversely affected by the outbreak of White Spot Virus that reduced pounds harvested. The Company's scallop operation incurred a loss of $547,000 in fiscal 1999 as compared to a loss of $1,163,000 in fiscal 1998 on a $3,608,000 increase in revenues. Bluepoints' Long Island operations had a profit of $66,000 as compared to a loss of $1,054,000 in the prior year. Revenues increased $6,296,000 principally due to the sale of imported lobster tails.

In fiscal 1998 revenues for the seafood division increased $121,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 1998 were $3,576,000 as compared to a loss of $1,957,000 in fiscal 1997. Losses from the Ecuadorian shrimp operations of $1,359,000 were about the same as the prior year. During fiscal 1998 Ecuadorian shrimp operations include the sale of shrimp purchased from third parties. The Company's scallop operation incurred a loss of $1,163,000 in fiscal 1998 as compared to a break even level in fiscal 1997. There were no scallops harvested during most of fiscal 1998. The scallop operation incurred a $350,000 charge for a real estate tax claim that the Company had been disputing for several years. Bluepoints Long Island operations had a loss of $1,054,000 as a result of the continuing smaller harvests of clams as compared to a loss of $527,000 in the prior year.

Textile

Fiscal 2000 revenues for the textile division decreased $1,111,000 over the prior year and operating loss decreased $383,000. Hanora Spinning's operating profit decreased $77,000, to $306,000 and revenues decreased $661,000. Hanora South and J&M Dyers ("J&M") incurred a combined loss of $416,000, as compared to the prior years' loss of $593,000 and revenues decreased $450,000. The decrease in revenues was due to the continuing downturn in the textile industry caused by increased competition from foreign companies. Earnings increased principally due to lower depreciation at Hanora South and J&M of $167,000 and last year's write-off at Whitlock Combing Company Inc. ("Whitlock") of $300,000. Whitlock, which owned a wool combing plant in South Carolina and which discontinued operations in 1992, incurred a loss of $183,000 relating to its property in South Carolina that is being offered for sale compared to a loss of $466,000 (including a write-down of its building by $300,000) last year. During the three years ended June 30, 2000 the Company purchased approximately $2,500,000 of machinery and equipment for the textile operations.

In fiscal 1999 revenues for the textile division decreased $4,458,000 over the prior year and operating profit decreased $998,000. Hanora Spinning's operating profit decreased $493,000 to $383,000 and revenues decreased $3,372,000. Hanora South and J&M incurred a combined loss of $593,000 as compared to the prior year's loss of $167,000 and revenues decreased $1,086,000. The decrease in earnings in the textile division was due to lower revenues caused by a downturn in the textile industry, lower wool prices and increased competition from foreign companies. Whitlock incurred losses of $466,000 (including a write-down of its building by $300,000) compared to a loss of $387,000 (including an additional write-down of its building by $250,000) in the prior year.

In fiscal 1998 revenues for the textile division increased $717,000 over the prior year and operating profit increased $59,000. Hanora Spinning's operating profit increased $37,000 to $876,000. Hanora South and J&M incurred a combined loss of $167,000 as compared to the prior year's loss of $238,000 due to higher revenues at J&M. Whitlock incurred losses of $387,000 (including a write-down of its building by $250,000).

Health Care

In fiscal 1998 the Company sold its investment in its health care operations and recognized income of $623,000 from this investment

Corporate/Other

Corporate interest and expenses for the last three years was $4,175,000, $4,367,000 and $4,036,000, respectively. Corporate and other revenues for the last three years was $864,000, $692,000 and $324,000, respectively. Corporate expenses includes the operations of the Merrimac division other than those related to the ownership of currently leased real estate which are included in the real estate operations. Corporate expenses in fiscal 2000 decreased due to a reduction of $280,000 in professional fees, offset by an increase in salaries of $53,000.

Corporate expenses in fiscal 1999 increased due to increased professional fees of $150,000 and increased salaries of $136,000. The professional fees relate to the patent obtained on the Company's Mariculture System in Ecuador.

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

Forward-looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms, and to address the virus problem that is affecting shrimp production in Ecuador, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Mariculture System and Tolerine product, demand for the Company's textile services, general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has assessed its exposure to market risk for its variable rate debt and believes that a 1% change in interest rates would have a $34,000 effect on income before taxes.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         Report of Independent Auditors


Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive (loss) income, retained earnings, and cash flows for each of three years in the period ended June 30, 2000. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries, Bluepoints International Fisheries, Inc. and subsidiaries and the hotel division, which statements reflect total assets constituting 23% in 2000 and 25% in 1999, and total revenues constituting 20% in 2000, 27% in 1999, and 23% in 1998, of the related consolidated totals, (b) Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies (the "Mondragon Companies", a corporation in which the Company has a 38% interest), accounted for on the equity method, and (c) for the year ended June 30, 1998, certain health care entities (Bristol Manor Health Care Center, Inc., The Whitehall Residence, Inc., Logan Manor Corp., Harbor View Health Care Center, Inc.), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

New York, New York
September 26, 2000

                           [Letterhead of BDO Stern]

Independent Auditor's Report

To the Board of Directors
Marchelot S.A. and Subsidiaries
New York, U.S.A.

We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda), and its subsidiaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and Comercorp S.A. as of June 30, 2000 and 1999, and the related consolidated statements of operations and deficit, and of cash flows, for each of the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries to June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles prevailing in the United States of America.


/s/ BDO Stern

August 28, 2000
Guayaquil, Ecuador

                 [Letterhead of Hoyman, Dobson & Company, P.A.]

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bluepoints International Fisheries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bluepoints International Fisheries, Inc. (a Florida corporation) and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the omission of the information discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluepoints International Fisheries, Inc. and Subsidiaries as of June 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Hoyman, Dobson & Company, P.A.
Hoyman Dobson & Company P.A.
July 27, 2000

                     [Letterhead of Dermody, Burke & Brown]

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
FIRST REPUBLIC CORPORATION
OF AMERICA, HOLIDAY INN

We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, HOLIDAY INN as of June 30, 2000 and 1999, and the related statements of income and division control and cash flows for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of First Republic Corporation of America, Holiday Inn at June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


                                        /s/ Dermody, Burke And Brown
                                        DERMODY, BURKE AND BROWN
                                        Certified Public Accountants, P. C.

Syracuse, NY

August 25, 2000

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


                                          /s/ Loeb & Troper

September 4, 1998

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                                                    June 30,
                                                                             2000              1999
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $     2,302,713  $     1,506,113
   Accounts and rents receivable, net of allowances of $30,000 and
     $85,007                                                                   7,074,613        4,415,546
   Mortgages receivable (Notes 3 and 6)                                               --           52,105
   Other receivables including $263,000 and $745,000 due from related
     party                                                                     2,045,158        1,710,741
   Inventories (Note 1)                                                        9,315,724        5,293,998
   Prepaid expenses and other assets                                           1,307,223        1,266,862
                                                                       ------------------------------------
Total current assets                                                          22,045,431       14,245,365

Real estate held for rental and hotel, at cost (Note 5):
   Land                                                                        6,586,581        8,630,990
   Building and improvements                                                  43,747,629       47,597,820
                                                                       ------------------------------------
                                                                              50,334,210       56,228,810
   Less accumulated depreciation                                              19,405,296       19,709,189
                                                                       ------------------------------------
                                                                              30,928,914       36,519,621
Other property, plant and equipment, at cost:
   Land                                                                        1,597,795        1,594,240
   Buildings and improvements                                                  9,864,417        9,524,587
   Leaseholds and improvements                                                   541,584        1,795,127
   Machinery, equipment  and vehicles                                         13,597,096       15,623,196
   Furniture and furnishings                                                     470,118          532,865
   Construction-in-progress                                                      307,291          287,714
                                                                       ------------------------------------
                                                                              26,378,301       29,357,729
   Less accumulated depreciation and amortization                             11,421,482       13,544,469
                                                                       ------------------------------------
                                                                              14,956,819       15,813,260

Deferred income tax (Note 7)                                                   1,306,000          905,000
Restricted cash                                                                  414,108          440,287

Investments in and advances to affiliated entities (Note 4)                   13,698,287       12,508,251
Tenant improvements, net of accumulated amortization of $4,610,411 and
   $4,001,543                                                                  6,897,596        7,247,418
Unamortized leasing, financing and other deferred costs                        1,502,460        1,764,078

Other assets:
   Cash and securities in trust for tenants' security deposits                 1,391,678        1,280,599
   Mortgage escrow funds and security deposits                                    79,516           91,442
   Assets held for sale (Note 11)                                                500,000          500,000
   Due from related parties (Note 10)                                          5,991,065        4,989,680
   Other                                                                          16,645          251,080
                                                                       ------------------------------------
                                                                               7,978,904        7,112,801
                                                                       ------------------------------------

Total assets                                                             $    99,728,519  $    96,556,081
                                                                       ====================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                                    June 30,
                                                                             2000              1999
                                                                       ------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable (Notes 5 and 6)                                          $    2,000,000   $    1,000,000
   Note payable, related party (Note 10)                                         640,000          640,000
   Current portion of long-term debt (Notes 5 and 6)                           1,596,912        2,179,641
   Accounts payable                                                            1,856,160        2,979,642
   Accrued expenses and taxes payable                                          2,968,120        2,171,409
   Due to related parties (Note 10)                                            6,111,943          292,000
   Other liabilities                                                              93,257           93,257
                                                                       ------------------------------------
Total current liabilities                                                     15,266,392        9,355,949

Long-term debt (Notes 5 and 6)                                                27,318,488       29,818,421

Other liabilities:
   Tenants' security deposits payable                                          1,391,678        1,280,599
   Accrued pension (Note 8)                                                      629,120          726,038
                                                                       ------------------------------------
                                                                               2,020,798        2,006,637

Minority interests                                                               624,795          495,532
                                                                       ------------------------------------
Total liabilities                                                             45,230,473       41,676,539

Leases, commitments and contingencies (Notes 9 and 11)                                --               --

Stockholders' equity:
   Common stock, $1 par value:
     Authorized, 2,400,000 shares;
     Issued, 1,175,261 shares                                                  1,175,261        1,175,261
   Additional paid-in capital                                                 15,000,753       15,000,753
   Retained earnings                                                          43,070,958       43,347,294
   Other comprehensive loss                                                     (242,000)        (157,000)
                                                                       ------------------------------------
                                                                              59,004,972       59,366,308
   Less treasury stock, at cost--505,750 and
     505,270 shares (Note 11)                                                  4,506,926        4,486,766
                                                                       ------------------------------------
Total stockholders' equity                                                    54,498,046       54,879,542
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                $   99,728,519   $   96,556,081
                                                                       ====================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations
                         and Comprehensive (Loss) Income

                                                                      Year ended June 30,
                                                            2000             1999              1998
                                                     ------------------------------------------------------
Revenues:
   Sales--textiles and seafood                          $   38,740,593    $   28,454,738   $   25,873,482
   Rents and other revenues--real estate and hotel
     operations                                             23,606,539        21,282,828       23,207,992
   Other (including interest income of approximately
     $1,044,000, $824,000, and $492,000)                     2,621,539         1,750,982          979,901
                                                     ------------------------------------------------------
                                                            64,968,671        51,488,548       50,061,375
                                                     ------------------------------------------------------
Costs and expenses:
   Cost of sales--textiles and seafood                      36,564,200        26,709,207       23,900,935
   Operating costs--real estate and hotel operations        14,052,986        11,433,946       12,329,325
   Depreciation and amortization                             4,891,862         4,447,629        3,977,670
   Interest (Note 5)                                         3,205,204         2,866,777        2,926,778
   Selling, general and administrative                       6,335,931         5,613,963        6,832,226
   Write-down of property and equipment
     (Notes 1 and 11)                                               --           300,000          250,000
   Minority interests' share of loss of subsidiaries        (1,070,479)         (880,466)      (1,116,844)
                                                     ------------------------------------------------------
                                                            63,979,704        50,491,056       49,100,090
                                                     ------------------------------------------------------
Income before income taxes, gain on sale and equity
   in (loss) income of affiliated entities                     988,967           997,492          961,285
Equity in (loss) income of affiliated entities
   (Note 4)                                                 (1,203,710)       (1,071,882)         319,932
Gain on sale of real estate held for rental                     81,407                --       12,922,106
                                                     ------------------------------------------------------
(Loss) income before income taxes                             (133,336)          (74,390)      14,203,323
Income tax expense (Note 7)                                    143,000            50,000          575,000
                                                     ------------------------------------------------------
Net (loss) income                                             (276,336)         (124,390)      13,628,323
                                                     ------------------------------------------------------

Other comprehensive (loss) income:
   Additional minimum pension obligation (net of
     deferred taxes of $56,000 and $105,000)                   (85,000)         (157,000)              --
                                                     ------------------------------------------------------
Comprehensive (loss) income                             $     (361,336)   $     (281,390)  $   13,628,323
                                                     ======================================================

Per share of common stock (Note 1):
Net (loss) income- basic and diluted                          ($0.41)           ($0.19)          $20.29
                                                     ======================================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings

                                                    Year ended June 30,
                                          2000             1999              1998
                                   ------------------------------------------------------
Balance, beginning of year           $    43,347,294   $    43,471,684  $    29,843,361

Net (loss) income for the year              (276,336)         (124,390)      13,628,323
                                   ------------------------------------------------------

Balance, end of year                 $    43,070,958   $    43,347,294  $    43,471,684
                                   ======================================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                      Year ended June 30,
                                                           2000              1999             1998
                                                     ------------------------------------------------------
Operating activities
Net (loss) income                                      $     (276,336)   $     (124,390)  $   13,628,323
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
   Gain on sale of real estate held for rental                (81,407)               --      (12,922,106)
   Depreciation and amortization                            4,891,862         4,447,629        3,977,670
   Write-down of property and equipment                            --           300,000          250,000
   Deferred income taxes                                     (345,000)         (300,000)        (992,926)
   Equity in loss (income) of affiliated entities           1,203,710         1,071,882         (319,932)
   Minority interests' share of loss in subsidiaries       (1,070,479)         (880,466)      (1,116,844)
   Changes in operating assets and liabilities:
     Accounts, rents and other receivables                 (2,993,484)       (2,158,860)       1,419,994
     Inventories                                           (4,021,726)          121,536       (1,913,884)
     Prepaid expenses and other assets                        (40,361)         (141,228)         173,826
     Accounts payable                                      (1,123,482)        1,181,655         (533,531)
     Accrued expenses and other current liabilities           796,711          (754,188)         608,099
     Due to related parties                                   219,943          (996,907)         (85,128)
     Other liabilities                                       (126,839)         (297,360)        (532,319)
                                                     ------------------------------------------------------
Cash (used in) provided by operating activities            (2,966,888)        1,469,303        1,641,242
                                                     ------------------------------------------------------

Investing activities
Purchases of real estate held for rental                   (1,930,408)       (9,633,409)      (5,239,516)
Purchases of other property plant and equipment              (997,772)       (2,332,811)      (2,434,634)
Additions to tenant improvements                             (800,680)         (794,672)      (2,894,918)
Proceeds from sale of real estate held for rental           5,634,048                --       16,097,352
Investment in affiliated entities                          (2,159,066)       (4,844,787)      (2,077,323)
Distribution in excess of equity in earnings
   from affiliated entities                                        --                --        6,721,672
Payments received on mortgages receivable                      52,105            54,564            3,001
Restricted cash                                                26,179          (440,287)              --
Other investing activities                                    243,547            (4,815)         632,390
                                                     ------------------------------------------------------
Net cash provided by (used in) investing activities            67,953       (17,996,217)      10,808,024
                                                     ------------------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                                     Year ended June 30,
                                                            2000             1999              1998
                                                     ------------------------------------------------------
Financing activities
Proceeds from mortgages and notes payable to banks    $     8,370,000   $    21,235,000  $    13,100,000
Payments on mortgages and notes payable to banks          (10,452,662)      (11,782,780)     (19,047,310)
Proceeds from related parties                               8,775,000                --               --
Payments to related parties                                (3,175,000)               --               --
Minority interests' additional paid-in capital                198,357                --          223,262
Purchases of treasury stock                                   (20,160)           (9,360)         (67,126)
                                                     ------------------------------------------------------
Net cash provided by (used in) financing activities         3,695,535         9,442,860       (5,791,174)
                                                     ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          796,600        (7,084,054)       6,658,092
Cash and cash equivalents at the beginning of year          1,506,113         8,590,167        1,932,075
                                                     ------------------------------------------------------
Cash and cash equivalents at the end of year          $     2,302,713   $     1,506,113  $     8,590,167
                                                     ======================================================

Supplemental disclosure
Income taxes paid                                     $       459,600   $       968,923  $     1,000,307
Interest paid                                         $     3,089,004   $     2,908,884  $     2,955,080

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                       June 30,
                                                2000              1999
                                           ---------------------------------
      Work-in-process and raw materials     $    1,511,915   $    1,913,784
      Finished goods                             7,803,809        3,380,214
                                           ---------------------------------
                                            $    9,315,724   $    5,293,998
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

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("Statement 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets to be disposed of. Write-down's of $300,000 and $250,000 were recorded for Whitlock Combing Company Inc. ("Whitlock") for the year ended June 30, 1999 and 1998, respectively (see Note 11). No write-down was recorded for the year ended June 30, 2000.

Earnings Per Share

Basic and diluted per share amounts are based on 669,922 (2000), 670,126 (1999) and 671,518 (1998) weighted average shares of common stock outstanding.

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

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activities

The FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. The Statement deferred for one year the effective date of FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The rule applies to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Foreign Operations

A subsidiary, together with certain entities in which the subsidiary owns a 38% interest, is engaged in shrimp farming operations in Ecuador. Financial statements of such foreign entities are translated using the U.S. dollar as the functional currency since Ecuador has a hyperinflationary currency. Operations include exchange gains (included in selling, general and administrative expenses) of $612,965 (2000), $985,032 (1999) and $501,499 (1998) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

Comprehensive (Loss) Income

In fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's defined benefit plan, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive (loss) income.

Pensions

In February 1998, the Financial Accounting Standards Board issued Statement 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132") which amends Statements No. 87, 88, and 106. Statement 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 132 in fiscal 1999. The Statement revises employers' disclosures about pension and other post

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Pensions (continued)

retirement benefit plans. It does not change the measurement or recognition of those plans.

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

      Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's South Shore in New York State, harvesting and sale of scallops on property leased by the Company in Cape Canaveral, Florida, sales of shrimp from Ecuador (grown in Company owned ponds or purchased from a 38% owned entity and other third-parties) and sales of lobster tails, shrimp and other products purchased locally or imported from various other countries.

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

Following is information about the Company's industry segments for each of the three years ended June 30:

                                                         2000             1999              1998
                                                  ------------------------------------------------------
      Revenues:
         Real estate                                $    17,144,909     $ 16,269,235     $ 17,541,502
         Hotel                                            6,518,827        5,262,824        5,550,305
         Seafood                                         29,451,921       17,164,814       10,086,562
         Textile                                         10,989,479       12,100,073       16,558,529
         Corporate                                          863,535          691,602          324,477
                                                  ------------------------------------------------------
                                                    $    64,968,671     $ 51,488,548     $ 50,061,375
                                                  ======================================================
      Operating profit (loss):
         Real estate (a)                            $     4,152,961     $  5,735,400     $  5,892,293
         Hotel                                              571,369           42,238          589,592
         Seafood (f)                                     (1,200,537)      (1,309,011)      (3,248,239)
         Textile (b)                                       (293,400)        (676,117)         321,931
                                                  ------------------------------------------------------
      Total operating profit                              3,230,393        3,792,510        3,555,577

      Corporate expenses                                 (3,433,644)      (3,590,326)      (3,238,897)
      Corporate interest expense                           (741,796)        (776,760)        (796,716)
      Corporate revenue (e)                                 863,535          691,602          324,477
      Gain on sale of real estate                            81,407               --       12,922,106
      Equity in (loss) income of affiliated
         entities (c)                                    (1,203,710)      (1,071,882)         319,932
      Minority interests' share of loss of
         subsidiaries                                     1,070,479          880,466        1,116,844
                                                  ------------------------------------------------------
      (Loss) income before income taxes             $      (133,336)    $    (74,390)    $  14,203,323
                                                  ======================================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                              2000             1999              1998
                                        ----------------------------------------------------
      Identifiable assets:
         Real estate                     $    35,646,289   $    41,004,974   $   36,104,553
         Hotel                                 5,915,137         6,405,362        3,203,609
         Seafood                              28,352,641        21,050,906       17,251,584
         Textile                               9,501,781        10,025,734       11,195,286
         Corporate and other (d)              20,312,671        18,069,105       20,210,722
                                        ----------------------------------------------------
                                         $    99,728,519   $    96,556,081   $   87,965,754
                                        ====================================================

      Depreciation and amortization:
         Real estate                     $     2,286,744   $     2,055,065   $    1,977,797
         Hotel                                   832,232           524,928          275,800
         Seafood                                 951,377           900,858          736,009
         Textile                                 769,115           926,431          948,297
         Corporate and other                      52,394            40,347           39,767
                                        ----------------------------------------------------
                                         $     4,891,862   $     4,447,629   $    3,977,670
                                        ====================================================

      Capital expenditures--net:
         Real estate                     $     2,308,232   $     6,803,555   $    7,426,669
         Hotel                                   422,856         3,624,526          707,765
         Seafood                                 543,748           982,469        1,561,186
         Textile                                 430,167         1,231,342          838,335
         Corporate and other                      23,857           119,000           35,113
                                        ----------------------------------------------------
                                         $     3,728,860   $    12,760,892   $   10,569,068
                                        ====================================================

      Geographic information:
         Revenues
           United States                 $    63,594,010   $    48,725,498   $   44,479,893
           Ecuador                             1,374,661         2,763,050        5,581,482
                                        ----------------------------------------------------
                                         $    64,968,671   $    51,488,548   $   50,061,375
                                        ====================================================

      Identifiable assets:
         United States                   $    75,496,519   $    71,922,081   $   66,781,754
         Ecuador                              24,232,000        24,634,000       21,184,000
                                        ----------------------------------------------------
                                         $    99,728,519   $    96,556,081   $   87,965,754
                                        ====================================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

(a)   Includes mortgage interest expense of $1,481,190 (2000), $1,395,541
      (1999), and $1,572,280 (1998).
(b)   Includes losses from Whitlock (see Note 11).
(c)   See Note 4.
(d)   Consists principally of investments in and advances to affiliated entities.
(e)   Includes interest income of $117,000 (2000), $275,000 (1999), and $196,000
      (1998)
(f)   Includes interest income of $927,000 (2000), $549,000 (1999), and $296,000
      (1998)

3. Mortgages Receivable

The mortgages receivable which were due through June 1, 1999 have all been repaid by August 1999.

4. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                                                                                 Company's
                                               Company's Investments          Equity in Income
                                                   and Advances                    (Loss)
                                            ------------------------------------------------------------
                                   Company's
                                   Ownership         June 30,               Year ended June 30,
                                  Percentage     2000        1999       2000       1999        1998
                                 -----------------------------------------------------------------------
                                                                   (In Thousands)
      Sunscape Associates             50%       $     415   $    452    $     35   $     47   $     25
      Mondragon Companies(2)          38%          13,113     11,947      (1,300)    (1,119)      (328)
      Health Care Entities(1)         49.9%            --         --          --         --        623
      Other                         Various           170        109          61         --         --
                                              ----------------------------------------------------------
                                                $  13,698   $ 12,508    $ (1,204)  $ (1,072)  $    320
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

(2)-- Advances to Mondragon from the Company were approximately $13,113,000 and $11,314,000 at June 30, 2000 and 1999, respectively (see Note 10).

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

Condensed combined financial information of the Mondragon Companies is as follows:

                                                                     June 30,
                                                             2000               1999
                                                      ------------------------------------
      Assets
      Current assets                                    $     2,254,000  $     3,230,000
      Property and equipment--net of accumulated
         depreciation                                        11,157,000       10,566,000
      Other assets                                                3,000          111,000
                                                      ------------------------------------
      Total assets                                      $    13,414,000  $    13,907,000
                                                      ====================================

      Liabilities
      Due to Bluepoints and other affiliates            $     5,017,000  $     3,756,000
      Other current liabilities                                 375,000          230,000
                                                      ------------------------------------
      Total current liabilities                               5,392,000        3,986,000

      Long-term debt--Bluepoints                              8,928,000        8,808,000
                                                      ------------------------------------
      Total liabilities                                      14,320,000       12,794,000

      Stockholders' equity                                     (906,000)       1,113,000
                                                      ------------------------------------
      Total liabilities and equity                      $    13,414,000  $    13,907,000
                                                      ====================================

           The First Republic Corporation of America and Subsidiaries

4. Affiliated Entities (continued)

Seafood (continued)

                                               Year ended June 30,
                                   2000           1999            1998
                              ----------------------------------------------

      Revenues                  $ 1,575,000    $ 3,027,000    $ 4,038,000
      Costs and expenses          4,995,000      5,973,000      4,836,000
                              ----------------------------------------------
      Net loss                  $(3,420,000)   $(2,946,000)   $  (798,000)
                              ==============================================

5. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                                                                   June 30,
                                                                          2000                1999
                                                                    ------------------------------------
      Variable rate mortgage payable due 2000, maturity date
         extended to September 2005 (1) and (5)                       $   3,355,000      $   2,685,000
      Mortgages payable due 2002-2019 bearing interest
         at fixed rates of 7.0% to 8.5% (1), (3), (4), (6), (7),
         (8) and (9)                                                     25,553,946         28,988,125
      Onondaga County Industrial Development
         Agency Bonds (1) and (2)                                                 -            300,000
      7.0% note to development authority due
         November 2000 (1)                                                    6,454             24,937
                                                                    ------------------------------------
                                                                         28,915,400         31,998,062
      Less payments due within one year                                   1,596,912          2,179,641
                                                                    ------------------------------------
                                                                      $  27,318,488      $  29,818,421
                                                                    ====================================

(1)-- The net book value of real estate assets pledged as collateral is approximately $18,600,000 and $28,400,000 at June 30, 2000 and 1999,
      respectively.

(2)-- The Company entered into an agreement with the Onondaga County Industrial Development Agency (the "Agency") to finance the construction of two office buildings in Liverpool, New York. Under the terms of the agreement, the Agency

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

      issued $4,000,000 of industrial development revenue bonds. The financing was structured in the form of a lease whereby the Company committed to pay $74,050 per quarter plus interest (payable monthly) through December 1999. Interest was at a variable rate with a maximum of 9.5% per annum. At the completion of the lease term in December 1999, the property was transferred to the Company for a nominal sum. This transaction has been recorded as a purchase of the property.

(3)-- In fiscal 1998, the Company refinanced a mortgage, collateralized by the Brookhaven Shopping Center in Brookhaven Pennsylvania, which had an outstanding balance of approximately $1,500,000 for $2,500,000. The new loan bears interest at 7.8% per annum and provides for monthly payments of $20,601 including principal and interest commencing February 1, 1998 through December 31, 2007 when the remaining unpaid balance of $1,722,000 will become due. The balance was $2,368,628 and $2,425,581at June 30, 2000 and 1999, respectively.

(4)-- The Company had a $10,000,000 term loan and a $2,000,000 revolving line of credit with its principal lender, collateralized by a mortgage on the East Newark Industrial Center. The term loan required monthly principal payments of $55,555 and matured on August 1, 1997 when the remaining unpaid principal balance of $6,666,640 became due. Both loans were extended until October 31, 1997. On October 21, 1997 the Company replaced its existing indebtedness with a new lender. The new agreement provides for a $9,000,000 term loan with interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2.0% or, (b) the Alternate Base Rate (as defined) plus 0.50%.

      The term loan requires amortization payments of $358,800 per annum. The term loan matures on October 21, 2002 and the revolving line of credit which was set to expire October 2000, will be extended to October 2001. At June 30, 2000 and 1999, the term loan balance was $8,073,100 and $8,431,900, respectively, with a fixed rate of interest of 7.5% and there was $2,000,000 and $1,000,000, respectively, outstanding under the revolving line of credit with interest at 8.7% and 7.0%, respectively.

(5)-- On August 31, 1998, the Company obtained a $4,000,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts.

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

      The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. Initially $2,685,000 was borrowed, with $1,315,000 available to be borrowed when additional space is rented. An additional $670,000 was borrowed on August 25, 1999. The construction loan, which matured on August 31, 2000 has been extended to October 2000, at which time the loan will be converted to a five year term loan to mature on September 30, 2005. Interest on the construction loan was at the bank's prime rate from time to time, or at LIBOR plus 1.75% for one to twelve month periods, as elected by the Company. Interest on the term loan will be based upon the five year United States Treasury Bond Rate plus 1.75%.

(6)-- On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520,000. The new $3,000,000 mortgage calls for monthly payments of $23,711 including principal and interest, bears interest at 7.25% and matures on September 1, 2018. The old mortgage had monthly payments of $24,030, bore interest at 9.5% and was scheduled to mature on May 1, 2002. In fiscal 1999, the Company incurred a pre-payment penalty of $100,794 which was included in selling general and administrative expenses in the accompanying consolidated statements of operations. The balance was $2,881,623 and $2,954,353 at June 30, 2000 and 1999, respectively.

(7)-- On December 18, 1998, the Company closed a loan with the Overseas Private Investment Corporation for $5,600,000. Initially, $5,050,000 was borrowed, with $550,000 remaining to be taken down. The loan is collateralized by a mortgage on the Waltham Engineering Center, bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest. After the repayment of $2,800,000 of loans in Ecuador with interest ranging from 13% to 51%, the repayment of approximately $1,400,000 to the Company and $540,000 held in escrow reserve accounts, approximately $860,000 remained for working capital needs for the Ecuadorian shrimp operations. The balance was $4,040,000 and $4,713,334 at June 30, 2000 and 1999, respectively.

           The First Republic Corporation of America and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

(8)-- On March 30, 1999, the Company refinanced the $2,000,000 balance of a mortgage loan on the Colonial Bank (formerly known as Jefferson National
      Bank) Building in Miami Beach, Florida. The new loan bore interest at 7.65% per annum, payable monthly, and provided for monthly principal payments of $29,167 commencing May 1, 1999 through December 1, 2004. The balance was $1,925,000 at June 30, 1999. On May 1, 2000 this building was sold and the loan was repaid.

(9)-- On May 20, 1999, the Company obtained a $2,500,000 loan, from a bank, secured by a mortgage on the Shipps Corner Shopping Center, in Virginia Beach, Virginia, which the Company acquired in November 1998. The self liquidating loan calls for monthly payments of $19,000, including principal and interest, bears interest at 7% per annum, and matures in June 2019. The balance was $2,440,526 and $2,500,000 at June 30, 2000 and
      1999, respectively.

Aggregate principal payments on debt outstanding as of June 30, 2000 are as follows:

                                                              Amount
                                                         ---------------
      Year ending June 30:
            2001                                               1,596,912
            2002                                               1,644,570
            2003                                               8,692,006
            2004                                               1,391,466
            2005                                               1,451,003
            Thereafter                                        14,139,443
                                                         ---------------
                                                             $28,915,400
                                                         ===============

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

           The First Republic Corporation of America and Subsidiaries

6. Disclosures About Fair Value of Financial Instruments (continued)

The following methods and assumptions were used by the Company in estimating fair values for financial instruments at June 30, 2000:

      Cash and Cash Equivalents, and Accounts and Rents Receivable: The carrying amounts of these assets approximate their fair value due to their short term nature.

      Notes Payable and Long-Term Debt: The carrying amount of notes payable and long-term debt with variable interest rates approximates fair value. For fixed rate notes payable, fair value is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the Company's notes payable and long-term debt is approximately $30,843,000.

7. Income Taxes

At June 30, 2000, the Company has net operating loss carryforwards of approximately $48,000,000 for income tax purposes that expire in years 2001 and 2002. Those carryforwards, which resulted from the merger of Merrimac Corporation ("Merrimac") into the Company on June 30, 1993, are available to reduce future taxable income, if any, of The First Republic Corporation of America but not the taxable income of any other member of the Company's group. Deferred tax assets and liabilities reflected the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           June 30,
                                                    2000              1999
                                            ------------------------------------
      Deferred tax assets:
         Net operating loss carryforwards     $    16,300,000    $  17,000,000
         Book basis provisions                      1,306,000          905,000
                                            ------------------------------------
      Total deferred tax assets                    17,606,000       17,905,000
         Valuation allowance                       16,300,000       17,000,000
                                            ------------------------------------
      Net deferred tax asset                  $     1,306,000    $     905,000
                                            ====================================

The components of (loss) income before income taxes are as follow:

                                        For the year ended June 30,
                                  2000              1999            1998
                         ------------------------------------------------------

      Domestic                $ 1,800,608       $ 1,514,201     $ 15,155,460
      Foreign                  (1,933,944)       (1,588,591)        (952,137)
                         ------------------------------------------------------
                              $  (133,336)      $   (74,390)    $ 14,203,323
                         ======================================================

Significant components of the income tax expense (benefit) are as follows:

                                        For the year ended June 30,
                                  2000              1999             1998
                         ------------------------------------------------------
      Current:
         Federal              $    40,000       $    20,000      $   350,000
         State                    448,000           330,000        1,218,000
                         ------------------------------------------------------
      Total current               488,000           350,000        1,568,000
                         ------------------------------------------------------
      Deferred:
         Federal                 (305,000)         (267,000)        (884,000)
         State                    (40,000)          (33,000)        (109,000)
                         ------------------------------------------------------
      Total deferred             (345,000)         (300,000)        (993,000)
                         ------------------------------------------------------
                              $   143,000       $    50,000      $   575,000
                         ======================================================

           The First Republic Corporation of America and Subsidiaries

7. Income Taxes (continued)

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense follows:

                                                        2000                     1999                      1998
                                             -----------------------------------------------------------------------------
                                                Amount       Percent       Amount      Percent       Amount     Percent
                                             ----------------------------------------------------------------------------
Tax at U.S. statutory rates                    $   (45,000)    (34.0)%   $   (25,000)   (34.0)%   $   4,829,000    34.0%
Increases (reductions) resulting from:
   Alternative minimum tax                          40,000      30.0          20,000     26.9           350,000     2.5
   State taxes, net of federal tax benefit         269,000     201.7         196,000    263.5           732,000     5.2
   Loss from foreign operations (not
     subject to U.S. federal income
     taxes) reduced by portion charged to
     minority interest for which no tax
     benefit is recognized                         658,000     493.5         540,000    725.9           324,000     2.3
   Minority interest in loss from
     domestic operations                          (145,000)   (108.7)       (177,000)  (237.9)         (242,000)   (1.7)
   Net operating loss carryforwards               (668,000)   (501.0)       (411,000)  (552.2)       (5,180,000)  (36.5)
   Other items                                      34,000      25.5         (93,000)  (125.0)         (238,000)   (1.7)
                                             ----------------------------------------------------------------------------
                                               $   143,000     107.2%    $    50,000     67.2%    $     575,000     4.1%
                                             ============================================================================

8. Benefit Plans

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $215,000 for each of the years ended June 30, 2000, 1999 and 1998.

A former subsidiary, which has been merged into the Company, had noncontributory pension plans covering certain employees. All covered employees participated in the basic pension plan with benefits based upon years of service. In addition, this subsidiary maintained a supplementary plan for salaried employees covered by the basic pension plan. This supplementary plan provided benefits based upon salary and years of credited service, with deductions for employees' primary social security benefits and benefits received under the basic plan. The funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits.

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans (continued)

Since a significant part of this subsidiary's operations have been discontinued, substantially all employees included in the plan have been terminated and no additional service benefits will accrue to such employees.

                                                                 2000            1999
                                                          ----------------------------------
      Change in benefit obligation:
         Benefit obligation at beginning of year             $  4,745,000     $  5,143,000
         Interest cost                                            339,000          332,000
         Actuarial gain                                           (74,000)        (284,000)
         Benefit payments                                        (469,000)        (446,000)
                                                          ----------------------------------
      Benefits obligation at end of year                     $  4,541,000     $  4,745,000
                                                          ==================================

      Change in plan assets:
         Fair value of plan assets at beginning of year      $  4,013,000     $  4,187,000
         Actual return on plan assets                              88,000         (108,000)
         Employer contributions                                   280,000          380,000
         Benefit payments                                        (469,000)        (446,000)
                                                          ----------------------------------
      Fair value of plan assets at end of year               $  3,912,000     $  4,013,000
                                                          ==================================

           The First Republic Corporation of America and Subsidiaries

8. Benefit Plans (continued)

                                                               2000         1999
                                                          --------------------------
      Funded status:
         Funded status of the plan (underfunded)            $(629,000)   $(732,000)
         Unrecognized net actuarial loss                      403,000      262,000
                                                          --------------------------
      Accrued benefit cost                                  $(226,000)   $(470,000)
                                                          ==========================

      Amounts recognized in the statement of financial
         position consist of:
           Accrued benefit liability                        $(629,000)   $(732,000)
           Accumulated other comprehensive loss               403,000      262,000
                                                          --------------------------
      Net amount recognized                                 $(226,000)   $(470,000)
                                                          ==========================

Net periodic pension cost included the following components:

                                                      2000          1999         1998
                                                  ---------------------------------------
      Interest cost on projected benefit
         obligation                                 $ 339,000    $ 332,000   $ 353,000
      Expected return on plan assets                 (315,000)    (331,000)   (314,000)
      Recognized net actuarial gain (loss)             12,000        5,000     (11,000)
                                                  ---------------------------------------
      Total pension expense                         $  36,000    $   6,000   $  28,000
                                                  =======================================

The discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% at June 30, 2000 and 7.5% at June 30, 1999. The expected long-term rate of return on plan assets was 8.0% in all three years.

           The First Republic Corporation of America and Subsidiaries

9. Leases

The Company is the lessee under a noncancellable operating ground lease which expires in 2065. The lease provides for rentals of $11,404 per year and requires future minimum rental payments aggregating $730,000 at June 30, 2000. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 11). Total rent expense for all operating leases amounted to approximately $119,000, $126,000 and $126,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

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

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $2,200,000, $2,100,000 and $3,100,000 in the years ended June 30, 2000, 1999 and 1998, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                                      Amount
                                                                  -------------
      Year ending June 30:
            2001                                                   $13,700,000
            2002                                                    10,400,000
            2003                                                     8,100,000
            2004                                                     6,400,000
            2005                                                     5,300,000
            Thereafter                                              22,100,000
                                                                 --------------
                                                                   $66,000,000
                                                                 ==============

           The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                                         Percent Ownership by
                    Investment                     The Company     Related Party
      --------------------------------------------------------------------------
      Bluepoints Company Inc. ("Bluepoints")          80.2%            19.8%(1)
      Sunscape Associates                             50.0             50.0
      The Mondragon Companies                         38.0             50.0(2)
      Larfico Larvas Del Pacifico S.A.                62.5             25.0
      Comercorp S.A.                                  62.5             25.0

(1)-- At June 30, 2000 and 1999, the minority share of stockholders' deficiency of Bluepoints amounted to $5,991,065 and $4,989,680, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)-- Included in the investment balance of $13,113,000 are advances the Company has made to the Mondragon Companies amounting to $13,113,000 and $11,314,414 at June 30, 2000 and 1999, respectively (see Note 4). Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

10. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:

                                                                   Amount                    Related
                                                 ------------------------------------------   Party
                      Transactions                    2000          1999         1998       Ownership
      ------------------------------------------------------------------------------------------------
      Insurance purchased in participation with the
         Rosen Group Properties:
           Premiums incurred                         $ 548,000    $ 292,000     $ 254,000        --%
           Administrative fee received                  75,000       75,000        75,000        --
           Payable at June 30, to Rosen Group
             Properties for premiums above             512,000      292,000        84,000        --
      Due from Rosen Group Properties                       --      150,000            --        --
      Home office rent                                 105,000      104,000       101,000       100
      Interest on $640,000 note to the Estate of
         A.A. Rosen                                     51,000       57,000        61,000        --
      Interest from the Estate of A.A. Rosen loans          --           --         3,000        --
      Note payable to the Estate of A.A. Rosen         640,000      640,000       640,000        --
      Due from the Estate of A.A. Rosen                     --      468,000            --        --
      Due from others                                  263,000      127,000        20,000        --
      Due to the Tranel Group (defined below)        5,600,000           --            --     Various

See Note 4 for other related party information.

Beginning August 6, 1999 the Company has borrowed funds from a group of entities (the "Tranel Group"), either owned or controlled by a major stockholder, to finance Bluepoints expanded importation and sale of lobster tails. The loans bear interest at 8% per annum and have no fixed repayment terms or maturity dates.

11. Other Matters

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Company related to any of this litigation will not materially affect the financial position, operating results or liquidity of the Company.

           The First Republic Corporation of America and Subsidiaries

11. Other Matters (continued)

In June 1992, Whitlock, which was in the wool-combining business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets of Whitlock, consisting of land and building are being held for sale and recorded at their estimated net realizable value of $500,000 at June 30, 2000. Write-downs of $300,000 and $250,000 were taken in
1999 and 1998, respectively. No write-down was taken in 2000. Losses incurred to maintain the property such as real estate taxes and insurance amounted to approximately $183,000, $161,000 and $137,000 in 2000, 1999 and 1998,
respectively.

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

Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 2000.

During the years ended June 30, 2000, 1999 and 1998, there were 480, 234 and 1,839 shares of stock purchased for treasury at a cost of $20,160, $9,360 and $67,126, respectively.

12. Subsequent Event

On October 4, 2000 the Company sold its office building on West 39th Street in New York City for $20,800,000. The Company recognized a gain of approximately $18,627,000 and received net proceeds of approximately $20,050,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:


                                     All Positions
                                      and Offices
             Name              Age   with Registrant              Served Since
      --------------------------------------------------------------------------

      Irving S. Bobrow         86   Director                      April 1983

      Harry Bergman            58   Director                      October 1991
                                    Treasurer                     June 1988
                                    Secretary                     June 1988

      Norman A. Halper         81   Director                      October 1969
                                    President                     April 1983

      Miriam N. Rosen          80   Director                      December 1995

      Jonathan P. Rosen        56   Director                      February 1972
                                    Vice President                September 1978
                                    Chairman of the Board         December 1995

      William M. Silverman     58   Director                      December 1981

      Robert Nimkoff           39   Director                      April 1991
                                    Vice President                June 1988

      Jane G. Weiman           56   Director                      December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 2000, upon the election and qualification of their successors.

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

      Jane G. Weiman has been a private investor for more than the past five years. For the past several years, Mrs. Weiman has also been a member of the Board of the Washington, D.C. Urban League.

      All directors and executive officers have served as such for more than the past five years.

f.    Not applicable.

g.    Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based on written representations received by it, that for the year ended June 30, 2000, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

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

                    (a)                           (b)                (c)                   (d)
                  Name and                                         Annual              Other Annual
             Principal Position                   Year          Compensation         Compensation (1)
----------------------------------------------------------------------------------------------------------
Jonathan P. Rosen                                 6-30-00       $   298,924           $    9,934
Chairman                                          6-30-99           290,360               10,692
                                                  6-30-98           271,104               10,239

Norman A. Halper                                  6-30-00           298,924                9,934
President and Chief Executive Officer             6-30-99           290,360               10,692
                                                  6-30-98           271,104               10,239

Robert Nimkoff                                    6-30-00           135,878                8,487
Vice President                                    6-30-99           124,397                8,556
                                                  6-30-98           104,461                6,639

Harry Bergman                                     6-30-00           187,673                9,934
Secretary--Treasurer                              6-30-99           171,200               10,692
                                                  6-30-98           169,710               10,239

Stephen L. Bernstein                              6-30-00           223,136                9,934
VP & Corporate Counsel                            6-30-99           217,443               10,692
                                                  6-30-98           202,826               10,239

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

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 2000. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date. In prior years the Company had compared the performance of the Company's Common Stock with the Dow Jones Conglomerate Index. That index is no longer prepared and the Company does not believe it can reasonably identify a published industry or line of business index with respect to comparable companies. Accordingly, the Company has substituted for the Dow Jones Conglomerate Index the S&P SmallCap Index.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                Among The First Republic Corporation of America,
                  S&P SmallCap 600 Index and Dow Jones US Total
                                  Market Index,

                           Fiscal Year Ending June 30

                              [LINE GRAPH OMITTED]

--------------------------------------------------------------------------------
                                             1995  1996  1997  1998  1999  2000
--------------------------------------------------------------------------------
The First Republic Corporation of America     100   125   107   143   154   186
--------------------------------------------------------------------------------
S&P SmallCap 600 Index                        100   126   153   183   179   205
--------------------------------------------------------------------------------
Dow Jones US Total Market Index               100   180   236   304   367   402
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.    Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 18, 2000:

                                                   Amount and Nature
              Title of    Name and Address           of Beneficial      Percent
               Class     of Beneficial Owner         Ownership (1)      of Class
              ------------------------------------------------------------------
              Common    Mary Nimkoff                   94,843 (2)        14.17%
                        26 Buttonball Lane
                        Weston, Connecticut

              Common    Jonathan P. Rosen             227,726 (3)        34.02
                        40 East 69th St.
                        New York, New York

              Common    Lynn M. Silverman             113,350            16.93
                        911 Park Avenue
                        New York, New York

              Common    Jane G. Weiman                113,290            16.92
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

b.    Security Ownership of Management

      The following table sets forth, as of September 18, 2000, certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                                    Common Stock
                                                     Common Stock                   of Bluepoints
                                            ---------------------------------------------------------------
                                                  Amount         Percent         Amount         Percent
                     Name of Officer           Beneficially        of         Beneficially        of
                       or Director              Owned (1)         Class          Owned           Class
              ---------------------------------------------------------------------------------------------
              Irving S. Bobrow                         200           .03%
              Robert Nimkoff                         7,499 (2)      1.12
              Norman A. Halper                         400           .06
              Jonathan P. Rosen                    227,726         34.02          500 (3)          4.95%
              Miriam N. Rosen                        7,677          1.15          500 (3)          4.95
              William M. Silverman                     200 (4)       .03              (4)
              Jane G. Weiman                       113,290         16.92          500              4.95
              All officers and directors
                 as a group (7 persons)            356,992         53.33        1,500             14.85

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

      The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $8,900 per month as of June 30, 2000, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

      The Estate of A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian corporations engaged in shrimp farming operations. The Estate of A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12-1/2% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. The note is a demand note and bears interest at 1% above the prime rate in effect at the Bank of New York. Interest expense for the current fiscal year was $51,000.

      Since August 1999, the Company has borrowed funds from Tranel, Inc. (see
      Note 10) to finance its lobster tail operations. As of June 30, 2000 the principal amount of such loans, which bore interest at 8% and had no fixed repayment terms or due dates, was $5,600,000. Since August 1999, the largest amount of outstanding indebtedness to the Tranel, Inc. was $9,550,000. As of October 4, 2000 all of the indebtedness had been repaid. The Company paid an aggregate of $522,000 of interest on these loans.

b.    Certain Business Relationships

      The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 2000, 1999 and 1998, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately

      $548,000, $292,000 and $254,000, respectively. The Company received fees of $75,000 in fiscal 2000, 1999 and 1998, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 2000, approximately $512,000 was payable to Rosen Group Properties.

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

c.    Indebtedness of Management

      The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 2000, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1989 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at The Bank of New York and are due August 2001. Since July 1, 1999, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

      In addition, as of June 30, 2000, Mondragon was indebted to the Company for $13,112,874 of loans made by the Company to Mondragon on various dates between August 28, 1991 and June 29, 2000 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at the Bank of New York and have no fixed maturity. Since July 1, 1999, the largest aggregate amount of outstanding indebtedness from Mondragon to the Company was $13,112,874. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness.

      Since July 1, 1999, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $582,000. The balance at June 30, 2000 was $195,000. Such loans bear no interest and have no fixed maturity. Since July 1, 1999, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $3,591,000, which was the balance at June 30, 2000. Said indebtedness has no fixed maturity and bears interest at 7.3%.

      As of August 31, 2000, Bluepoints was indebted to the Company for $39,657,000 of loans made by the Company to Bluepoints at various dates between November 8,

      1985 and August 31, 2000. Such loans bear interest at the rate of 1% over the prime rate in effect at the Bank of New York and are due on demand. Since July 1, 1999, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $39,657,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

      The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 2000, the amount of the guarantee was $5,991,065.

d.    Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page

a. 1. Financial Statements

      The following financial statements of The First Republic Corporation of America and Subsidiaries are included in Part II, Item 8:

         Reports of Independent Auditors......................................19
         Consolidated Balance Sheets--June 30, 2000 and 1999
         Consolidated Statements of Operations and Comprehensive (Loss)
           Income--Years Ended June 30, 2000, 1999 and 1998
         Consolidated Statements of Retained Earnings--Years Ended
           June 30, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows--Years Ended
           June 30, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts.......................60
         Schedule III--Real Estate and Accumulated Depreciation...............61

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

  21. Subsidiaries of the Company.............................................65
  27. Financial Data Schedule.................................................66

           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------

                     Col. A              Col. B                          Col. C                     Col. D               Col. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                          -----------------------------------
                                        Balance at            Charged to        Charged to                              Balance at
                                       Beginning of           Costs and       Other Accounts--     Deductions--           End of
                  Description             Period               Expenses          Describe           Describe              Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2000:
   Allowance for doubtful accounts     $      85,007      $      12,439                         $      67,446 (a)     $      30,000
                                     ========================================                 ======================================

Year ended June 30, 1999:
   Allowance for doubtful accounts     $     303,813      $      30,000                         $     248,806 (a)     $      85,007
                                     ========================================                 ======================================

Year ended June 30, 1998:
   Allowance for doubtful accounts     $     240,410      $      63,403                         $          --         $     303,813
                                     ========================================                 ======================================

(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 2000

             Column A                 Column B                Column C                        Column D
----------------------------------------------------------------------------------------------------------------
                                                          Initial Cost to                 Cost Capitalized
                                                              Company                      Subsequent to
                                                   -------------------------------          Acquisition
                                                                      Buildings     ----------------------------
                                                                     and Related                       Carrying
            Description             Encumbrances       Land            Assets       Additions            Costs
----------------------------------------------------------------------------------------------------------------
250 W. 39th Street Building,                        $   437,559      $ 1,155,129    $  (502,964)
   New York, New York--Eighteen
   story office building
Waltham Engineering Center,
   Waltham, Massachusetts--
   Seventeen multi-story
   industrial buildings              $  4,040,000       188,573        2,163,945        697,888
Four Points Hotel--
   Syracuse, Liverpool, New
   York--Hotel operations                                    --        1,651,923      5,256,675
East Newark, New Jersey--Thirty
   multi-story
   industrial buildings                 8,073,100       605,089        4,068,693     (2,300,579)
Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                      3,567,124       379,947        1,696,953      1,210,202
Greensboro South,
   Greensboro, North Carolina--
   Shopping center                      2,182,945       419,739        1,350,376      1,656,334
Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial building                        60,000        1,288,139       (842,868)
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                                      293,814          758,886        217,955

             Column A                                  Column E                          Column F         Column G
--------------------------------------------------------------------------------------------------------------------
                                               Gross Amount at Which
                                          Carried at Close of Period (a)
                                     --------------------------------------------
                                                      Buildings
                                                     and Related                       Accumulated        Date of
            Description                 Land            Assets           Total         Depreciation     Construction
--------------------------------------------------------------------------------------------------------------------
250 W. 39th Street Building,         $   437,559     $   652,165      $ 1,089,724      $   172,257
   New York, New York--Eighteen
   story office building
Waltham Engineering Center,
   Waltham, Massachusetts--
   Seventeen multi-story
   industrial buildings                  188,573       2,861,833        3,050,406          693,683
Four Points Hotel--
   Syracuse, Liverpool, New
   York--Hotel operations                     --       6,908,598        6,908,598        2,358,134
East Newark, New Jersey--Thirty
   multi-story
   industrial buildings                  605,089       1,768,114        2,373,203          456,675
Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                       379,947       2,907,155        3,287,102        2,036,683
Greensboro South,
   Greensboro, North Carolina--
   Shopping center                       706,906       2,719,543        3,426,449        1,660,426
Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial building         60,000         445,271          505,271           59,732
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                       360,507         910,148        1,270,655          744,503

             Column A                 Column H       Column I
------------------------------------------------------------------

                                                   Life on Which
                                                  Depreciation in
                                                   Latest Income
                                         Date        Statements
            Description                Acquired      is Computed
------------------------------------------------------------------
250 W. 39th Street Building,          5/19/67       5-15 years
   New York, New York--Eighteen
   story office building
Waltham Engineering Center,
   Waltham, Massachusetts--
   Seventeen multi-story
   industrial buildings               7/01/62      10-20 years
Four Points Hotel--
   Syracuse, Liverpool, New
   York--Hotel operations             3/17/69       5-15 years
East Newark, New Jersey--Thirty
   multi-story
   industrial buildings               3/11/63      21-1/3 years
Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                   12/01/74      21-1/3 years
Greensboro South,
   Greensboro, North Carolina--
   Shopping center                   12/01/74      21-1/3 years
Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial building    11/01/68      10-20 years
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                    3/15/76        25 years

           The First Republic Corporation of America and Subsidiaries

             Column A                 Column B                      Column C                        Column D
---------------------------------------------------------------------------------------------------------------------
                                                                Initial Cost to                 Cost Capitalized
                                                                    Company                       Subsequent to
                                                        -------------------------------            Acquisition
                                                                         Buildings       ----------------------------
                                                                        and Related                         Carrying
            Description             Encumbrances           Land            Assets         Additions           Costs
---------------------------------------------------------------------------------------------------------------------
First Republic Office Park,
   Liverpool, New York--
   Two, two-story office buildings                       $  351,600       $4,124,526       $1,190,599
Virginia Beach Shopping Center,
   Virginia Beach, Virginia--
   Shopping center                   $  2,881,623           250,241          772,113          452,979
The First Republic Building Corp.,
   Liverpool, New York--
   Motor hotel                                              413,779        5,681,562
Brookhaven Shopping Center,
   Brookhaven, Pennsylvania--
   Shopping Center                      2,368,628           521,798        3,632,019         (527,644)
Virginia Beach Shopping Center--
   Virginia Beach, Virginia             2,440,526           856,250        2,568,750
Merrimac Street,
   Newburyport, Massachusetts--
   Three story office building &
   new construction at
   222 Merrimac St. (b)                 3,355,000           195,213          377,317        6,118,836
Melbourne, Florida,
   Vacant land                                            1,439,714                             3,150
                                    --------------------------------------------------------------------
Totals                               $ 28,908,946(c)    $ 6,413,316      $31,290,331      $12,630,563
                                    ====================================================================

             Column A                                   Column E                          Column F         Column G
----------------------------------------------------------------------------------------------------------------------
                                                Gross Amount at Which
                                            Carried at Close of Period (a)
                                       --------------------------------------------
                                                      Buildings
                                                     and Related                       Accumulated        Date of
            Description                 Land            Assets           Total         Depreciation     Construction
----------------------------------------------------------------------------------------------------------------------
First Republic Office Park,
   Liverpool, New York--
   Two, two-story office buildings     $  351,600      $5,315,125       $5,666,725      $1,692,475
Virginia Beach Shopping Center,
   Virginia Beach, Virginia--
   Shopping center                        397,338       1,077,995        1,475,333         753,846
The First Republic Building Corp.,
   Liverpool, New York--
   Motor hotel                            413,779       5,681,562        6,095,341       5,681,562
Brookhaven Shopping Center,
   Brookhaven, Pennsylvania--
   Shopping Center                        149,456       3,476,717        3,626,173       2,570,482
Virginia Beach Shopping Center--
   Virginia Beach, Virginia               856,250       2,568,750        3,425,000         122,322
Merrimac Street,
   Newburyport, Massachusetts--
   Three story office building &
   new construction at
   222 Merrimac St. (b)                   236,713       6,454,653        6,691,366         402,516
Melbourne, Florida,
   Vacant land                          1,442,864                        1,442,864
                                     ----------------------------------------------------------------
Totals                                $ 6,586,581     $43,747,629      $50,334,210     $19,405,296
                                     ================================================================

             Column A               Column H         Column I
----------------------------------------------------------------

                                                 Life on Which
                                                Depreciation in
                                                 Latest Income
                                      Date         Statements
            Description             Acquired      is Computed
----------------------------------------------------------------
First Republic Office Park,
   Liverpool, New York--
   Two, two-story office buildings   10/01/85         5-40 years
Virginia Beach Shopping Center,
   Virginia Beach, Virginia--
   Shopping center                    3/30/76       25-31.5 years
The First Republic Building Corp.,
   Liverpool, New York--
   Motor hotel                        9/21/62        10-25 years
Brookhaven Shopping Center,
   Brookhaven, Pennsylvania--
   Shopping Center                    12/16/76        5-33 years
Virginia Beach Shopping Center--
   Virginia Beach, Virginia           11/17/98        31.5 years
Merrimac Street,
   Newburyport, Massachusetts--
   Three story office building &
   new construction at
   222 Merrimac St. (b)               10/25/87       10-25 years
Melbourne, Florida,
   Vacant land

Totals


(a)   Cost for Federal income tax purposes approximates amounts in Column E.
(b) A mortgage is held by the bank who provides a line of credit to the Company. (See Note 5 to the consolidated financial statements.)
(c) Excludes $6,454 of mortgages on real estate used in the textile operations.

           The First Republic Corporation of America and Subsidiaries

                                                                       Year ended June 30,
                                                 --------------------------------------------------------------
                                                             1998                            1999
                                                 --------------------------------------------------------------
                                                 Real Estate    Accumulated      Real Estate      Accumulated
                                                   Owned        Depreciation       Owned          Depreciation
                                                 --------------------------------------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of the
   year:
      Balance, beginning of year                 $51,135,193     $24,553,722     $50,748,387      $22,315,975
      Additions                                    5,239,516       1,230,651       9,633,409        1,546,200
      Deductions:
          Write-offs of fully depreciated assets    (229,445)       (229,445)     (4,152,986)      (4,152,986)
          Sale of assets                          (5,396,877)     (3,238,953)             --               --
                                                 --------------------------------------------------------------
      Balance, end of year                       $50,748,387     $22,315,975     $56,228,810      $19,709,189
                                                 ==============================================================

                                                     Year ended June 30,
                                                 ------------------------------
                                                             2000
                                                 ------------------------------
                                                 Real Estate      Accumulated
                                                    Owned         Depreciation
                                                 ------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of the
   year:
      Balance, beginning of year                  $56,228,810      $19,709,189
      Additions                                     1,930,408        1,968,474
      Deductions:
          Write-offs of fully depreciated assets     (137,584)        (137,584)
          Sale of assets                           (7,687,424)      (2,134,783)
                                                 ------------------------------
      Balance, end of year                        $50,334,210      $19,405,296
                                                 ==============================

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


/s/ Harry Bergman                                       Date    October 12, 2000
----------------------------------------------          ------------------------
Harry Bergman, Director


/s/ Irving S. Bobrow                                    Date    October 12, 2000
----------------------------------------------          ------------------------
Irving S. Bobrow, Director


/s/ Norman A. Halper                                    Date    October 12, 2000
----------------------------------------------          ------------------------
Norman A. Halper, Director


/s/ Robert Nimkoff                                      Date    October 12, 2000
----------------------------------------------          ------------------------
Robert Nimkoff, Director


/s/ Miriam N. Rosen                                     Date    October 12, 2000
----------------------------------------------          ------------------------
Miriam N. Rosen, Director


/s/ Jonathan P. Rosen                                   Date    October 12, 2000
----------------------------------------------          ------------------------
Jonathan P. Rosen, Director