Form 10-Q
period 2000-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 2000-11-27
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000               Commission File Number 0-1437
--------------------------------------------------------------------------------

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

As of October 26, 2000, there were 669,163 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,       June 30,
                                                      2000             2000
                                                  ------------      ------------
                                                   (UNAUDITED)       (SEE NOTE
                                                                       BELOW)
Assets

Current Assets
  Cash and Cash Equivalents                       $    764,057      $  2,302,713
  Accounts Receivable                                7,677,635         7,074,613
  Inventories (Note 2)                              12,491,774         9,315,724
  Other Current Assets                               3,230,272         3,352,381
                                                  ------------      ------------

    Total Current Assets                            24,163,738        22,045,431
                                                  ------------      ------------

Property, Plant and Equipment                       76,436,392        76,712,511
    Less: Accumulated Depreciation                  30,369,715        30,826,778
                                                  ------------      ------------
      Net Property, Plant and Equipment             46,066,677        45,885,733
                                                  ------------      ------------

Other Assets                                        32,374,562        31,797,355
                                                  ------------      ------------

TOTAL ASSETS                                      $102,604,977      $ 99,728,519
                                                  ============      ============

Liabilities & Stockholders' Equity

Current Liabilities - Note 6                      $ 18,744,599      $ 15,266,392
                                                  ------------      ------------

Long-Term Debt                                      27,110,365        27,318,488
                                                  ------------      ------------

Other Liabilities                                    2,428,446         2,645,593
                                                  ------------      ------------

Stockholders' Equity:
  Common Stock                                       1,175,261         1,175,261
  Other Stockholders' Equity                        53,146,306        53,322,785
                                                  ------------      ------------
    Total Stockholders' Equity                      54,321,567        54,498,046
                                                  ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $102,604,977      $ 99,728,519
                                                  ============      ============

NOTE: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                               Three months ended
                                                                  September 30,

                                                             2000               1999
                                                             ----               ----
Revenues
  Sales-Textile and Seafood                              $  9,359,560       $  7,128,561
  Real Estate and Hotel Operations                          5,867,438          5,824,460
  Other                                                       573,311            369,170
                                                         ------------       ------------

    Total Revenues                                         15,800,309         13,322,191
                                                         ------------       ------------

Expenses
  Cost of Sales - textiles and seafood                      9,251,626          6,966,938
  Operating-real estate and hotel                           2,589,692          2,371,625
  Selling, general & administrative                         1,904,368          1,858,371
  Depreciation and amortization                             1,050,604          1,165,799
  Real estate taxes                                           535,123            520,602
  Interest                                                    682,338            744,482
  Minority interests' share of loss of subsidiaries          (410,466)          (366,625)
                                                         ------------       ------------

    Total Expenses                                         15,603,285         13,261,192
                                                         ------------       ------------

  Income before income taxes and
    equity in loss of affiliated entities                     197,024             60,999
  Equity in loss of affiliated entities                      (242,733)          (382,144)
  Income taxes - Note 3                                      (128,000)           (67,000)
                                                         ------------       ------------

    Net Loss                                             $   (173,709)      $   (388,145)
                                                         ============       ============

  Loss  per share:
    Net Loss - Basic and Diluted                         $       (.26)      $       (.58)
                                                         ============       ============

Average shares outstanding - Basic and Diluted                669,473            669,991

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                 Three Months Ended
                                                                    September 30,

                                                                2000              1999
                                                                ----              ----
OPERATING ACTIVITIES
  Net Loss                                                   $  (173,709)      $  (388,145)
    Adjustments to Reconcile Net Loss
    Cash Used Operating Activities:
      Depreciation and Amortization                            1,050,604         1,165,799
      Minority Interests' Share of Loss in
        Subsidiaries                                            (410,466)         (366,625)
  Changes in Operating Assets and Liabilities:
    Increase in Accounts Receivables                            (603,022)         (562,238)
    Increase in Inventories                                   (3,176,050)       (1,920,708)
    Decrease in Other Current Assets                             122,109           194,887
    (Decrease) Increase in Accounts Payable                     (471,793)          196,371
    Decrease in Other Liabilities                               (217,147)         (153,191)
                                                             -----------       -----------

      NET CASH USED IN OPERATIONS                             (3,879,474)       (1,833,850)
                                                             -----------       -----------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                   (1,231,548)         (960,736)
  Investment in and Advances to Affiliated Entities-Net         (169,511)         (222,600)
                                                             -----------       -----------

      NET CASH USED IN INVESTING ACTIVITIES                   (1,401,059)       (1,183,336)
                                                             -----------       -----------

FINANCING ACTIVITIES
  Proceeds from Mortgages and Notes Payable to Banks                  --           670,000
  Payments on Mortgages and Notes Payable to Banks              (208,123)         (295,648)
  Other Financing Activities (Note 6)                          3,950,000         3,000,000
                                                             -----------       -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                3,741,877         3,374,352
                                                             -----------       -----------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,538,656)          357,166
  Cash and Cash Equivalents at Beginning of Period             2,302,713         1,506,113
                                                             -----------       -----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   764,057       $ 1,863,279
                                                             ===========       ===========

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations and cash flows for the three month periods ended September 30, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented, have been made.

2. INVENTORIES

                                             September 30,             June 30,
                                                 2000                   2000
                                                 ----                   ----

Work-in process and
  raw materials                               $ 1,654,904            $ 1,511,915
Finished goods                                 10,836,870              7,803,809
                                              -----------            -----------
                                              $12,491,774            $ 9,315,724
                                              -----------            -----------

3. INCOME TAXES

                                                       Three Months Ended
                                                          September 30,
                                                  2000                    1999
                                                  ----                    ----

Federal                                         $ 20,000                $  5,000
State                                            108,000                  62,000
                                                --------                --------
                                                $128,000                $ 67,000
                                                --------                --------

4. EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

5. INDUSTRY SEGMENTS

                                                      Three months ended
                                                         September 30,

                                                   2000                  1999
                                                   ----                  ----
Revenues:
  Real Estate                                  $ 4,126,116           $ 4,174,460
  Hotel                                          1,741,322             1,650,000
  Seafood                                        6,394,096             4,671,561
  Textile                                        2,965,464             2,457,000
  Corporate and Other                              573,311               369,170
                                               -----------           -----------
                                               $15,800,309           $13,322,191
                                               ===========           ===========

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                        September 30,

                                                 2000                   1999
                                                 ----                   ----
Identifiable Assets:
  Real Estate                                $ 35,791,429           $ 41,815,361
  Hotel                                         6,295,287              6,374,594
  Seafood                                      32,591,252             24,311,853
  Textile                                       9,632,765              9,702,365
  Corporate                                    18,294,244             17,381,295
                                             ------------           ------------
                                             $102,604,977           $ 99,585,468
                                             ============           ============

Results of operations are shown in Managements Discussion and Analysis of Financial Condition and Results of Operations.

6. RELATED PARTY TRANSACTION

At September 30, 2000 the Company had outstanding $9,550,000 in loans from related parties. Proceeds from the loans were used to finance Bluepoints expanded importation and sale of lobster tails. The loans, which bore interest at 8% and had no fixed repayment terms or maturity dates, were repaid in October 2000.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standard No.133, Accounting for Derivative Instruments and Hedging Activities became effective for all fiscal years beginning after June 15, 2000. This pronouncement does not have any effect on the Company's consolidated financial statements and it is not expected that it will have a material effect in the future due to the Company's limited use of derivative instruments or hedges.

8. SUBSEQUENT EVENT

On October 4, 2000 the Company sold its office building on West 39th Street in New York City for $20,800,000. The Company recognized a gain of approximately $18,627,000 and received net proceeds of approximately $20,050,000. The Company used approximately $9,688,000 of proceeds to repay its indebtedness to related parties.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the three months ended September 30, 2000 decreased by approximately $1,360. Net cash used by operating activities was approximately $3,879. Net cash provided by financing activities was approximately $3,742. Net cash of approximately $1,401 was used for investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2002 and the revolving line of credit matures on October 21, 2001. At September 30, 2000 the term loan balance was $7,983 and $1,750 was outstanding under the revolving line of credit.

The Company has borrowed funds from related parties to finance expanded importation and sale of lobster tails. At September 30, 2000 the balance was $9,550, which was repaid in October from proceeds from the sale of the West 39th Street property.

On August 31, 1998, the Company obtained a $4,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company into commercial space suitable for rental. Initially $2,685 was borrowed, with $1,315 available to be borrowed when additional space is rented. An additional $670 was borrowed on August 25, 1999. The construction loan, which matured on August 31, 2000 has been extended in anticipation of its conversion to a five year term loan to mature on September 30, 2005. Interest on the construction loan was at the bank's prime rate from time to time, or at LIBOR plus 1.75% for one to twelve month periods, elected by the Company. Interest on the term loan will be based upon the five year United States Treasury Bond rate plus 1.75%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended September 30, 2000 and 1999

Income from operations before income taxes and minority interests increased $232. The components are as follows

                                                                      (Decrease)
                                    2000               1999            Increase
                                    ----               ----           ----------

Real Estate                       $ 1,456            $ 1,548           $   (92)
Hotel                                 234                206                28
Seafood                            (1,008)            (1,438)              430
Textiles                             (103)              (193)               90
Corporate                          (1,035)              (811)             (224)
                                  -------            -------           -------
                                  $  (456)           $  (688)          $   232
                                  -------            -------           -------

REAL ESTATE

      Revenues decreased $48 as a result of the sale of the Company's Miami Beach property on May 1, 2000. Earnings decreased $92 primarily due to increased repairs and maintenance at Nyanza ($42) and West 39th Street ($45). There were no significant variations in any other expense category. Operating profits were substantially the same at all of the other properties.

HOTEL

      Revenues increased $91 over last year. Hotel earnings increased $28 as a result of the higher revenues.

SEAFOOD

      Revenues increased $1,723 in the current period primarily due to an expansion of the Company's Florida operations to include the sale and processing of shrimp. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $583 this year as compared to last years loss of $633 due principally to the onset of White Spot Virus in Ecuador that has decimated that country's shrimp production. Operations in Florida lost $177 as compared to a loss last year of $495. Bluepoints Long Island operations had a loss of $248 as compared to a loss of $310 last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings increased $70 to $89 for the quarter due to higher revenues. Hanora South and J & M Dyers recognized a combined loss of $145 compared to last years loss of $190 due to higher revenues. Whitlock Combing incurred a loss of $47 in the current period as compared to a loss of $22 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $507.

CORPORATE/OTHER

      Corporate expenses including interest on the Company's term loan and revolving line of credit increased by $224 due substantially to increased salary and fringe costs of $150 and higher professional fees of $50.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms and to address the virus problem that is affecting shrimp production in Ecuador, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Mariculature System and Tolerine product, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant


Date: November 21, 2000                 /s/          Norman A. Halper
                                        ----------------------------------------
                                                     Norman A. Halper
                                                         President


Date: November 21, 2000                 /s/           Harry Bergman
                                        ----------------------------------------
                                                      Harry Bergman
                                                        Treasurer