Form 10-Q
period 2000-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 2001-02-28
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2000                Commission File Number 0-1437
--------------------------------------------------------------------------------

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

As of February 15, 2001, there were 668,997 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31,      June 30,
                                                                   2000           2000
                                                               ------------   ------------
                                                                (UNAUDITED)    (SEE NOTE
                                                                                 BELOW)
Assets

Current Assets
         Cash and Cash Equivalents                             $  2,383,165   $  2,302,713
         Accounts Receivable                                     10,924,478      7,074,613
         Inventories (Note 2)                                    14,815,988      9,315,724
         Other Current Assets                                     3,761,139      3,352,381
                                                               ------------   ------------

                  Total Current Assets                           31,884,770     22,045,431
                                                               ------------   ------------

Property, Plant and Equipment                                    75,825,783     76,712,511
                  Less:  Accumulated Depreciation                30,904,817     30,826,778
                                                               ------------   ------------
                           Net Property, Plant and Equipment     44,920,966     45,885,733
                                                               ------------   ------------

Other Assets                                                     31,459,843     31,797,355
                                                               ------------   ------------

TOTAL ASSETS                                                   $108,265,579   $ 99,728,519
                                                               ============   ============

Liabilities & Stockholders' Equity

Current Liabilities - Note 6                                   $  7,874,893   $ 15,266,392
                                                               ------------   ------------

Long-Term Debt                                                   26,551,321     27,318,488
                                                               ------------   ------------

Other Liabilities                                                 2,006,551      2,645,593
                                                               ------------   ------------

Stockholders' Equity:
         Common Stock                                             1,175,261      1,175,261
         Other Stockholders' Equity                              70,657,553     53,322,785
                                                               ------------   ------------
                  Total Stockholders' Equity                     71,832,814     54,498,046
                                                               ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $108,265,579   $ 99,728,519
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

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six months ended             Three months ended
                                                      December 31,                  December 31,
                                                2000            1999           2000              1999
                                                ----            ----           ----              ----
Revenues
    Sales-Textile and Seafood               $ 23,087,608    $ 17,992,492    $ 13,728,048    $ 10,863,931
    Real Estate and Hotel Operations          11,675,843      11,969,516       5,808,405       6,145,056
    Other                                        878,578         493,211         305,267         124,041
                                            ------------    ------------    ------------    ------------

         Total Revenues                       35,642,029      30,455,219      19,841,720      17,133,028
                                            ------------    ------------    ------------    ------------

Expenses
    Cost of Sales - textile and seafood       22,297,658      16,748,633      13,046,032       9,781,695
    Operating-real estate and hotel            5,756,447       5,061,715       3,166,755       2,690,090
    Selling, general & administrative          4,109,581       3,542,224       2,205,213       1,683,853
    Depreciation and amortization              2,086,579       2,406,433       1,035,975       1,240,634
    Real estate taxes                            992,971       1,056,198         457,848         535,596
    Interest                                   1,329,373       1,467,307         647,035         722,825
    Minority interests' share of loss
         of subsidiaries                        (799,601)       (534,933)       (389,135)       (168,308)
                                            ------------    ------------    ------------    ------------

         Total Expenses                       35,773,008      29,747,577      20,169,723      16,486,385
                                            ------------    ------------    ------------    ------------

    (Loss) -Income before income taxes
    and equity in loss of
    affiliated entities                         (130,979)        707,642        (328,003)        646,643
    Equity in loss of affiliated entities       (435,815)       (489,112)       (193,082)       (106,968)
    Gain on sale of real estate
     held for rental - Note 8                 18,629,597              --      18,629,597              --
    Income taxes - Note 3                       (708,000)       (187,000)       (580,000)       (120,000)
                                            ------------    ------------    ------------    ------------

         Net Income                         $ 17,354,803    $     31,530    $ 17,528,512    $    419,675
                                            ============    ============    ============    ============

    Income per share:
         Net Income - basic and
         diluted                            $      25.93    $        .05    $      26.19    $        .63
                                            ============    ============    ============    ============

Average shares outstanding
         basic and diluted                       669,375         669,990         669,276         669,988

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                  Six Months Ended
                                                                    December 31,

                                                                  2000           1999
                                                                  ----           -----
OPERATING ACTIVITIES
     Net Income                                              $ 17,354,803    $     31,530
        Adjustments to Reconcile Net Income to
        Cash Used in Operating Activities:
            Gain on Sale or of Real Estate held for Rental    (18,629,597)             --
            Depreciation and Amortization                       2,086,579       2,406,433
            Minority Interests' Share of Loss in
              Subsidiaries                                       (799,601)       (534,933)
     Changes in Operating Assets and Liabilities:
            Increase in Accounts Receivables                   (3,849,865)     (2,489,578)
            Increase in Inventories                            (5,500,264)     (4,444,625)
            Increase in Other Current Assets                     (408,758)         (6,885)
            Increase in Accounts Payable                        2,158,501         269,477
            (Decrease) Increase in Other Liabilities             (639,042)         11,992
                                                             ------------    ------------

              NET CASH USED IN OPERATIONS                      (8,227,244)     (4,756,589)
                                                             ------------    ------------

INVESTING ACTIVITIES
     Purchase of Property, Plant and Equipment                 (2,542,215)     (2,152,634)
     Investment in and Advances to Affiliated Entities-Net      1,117,078        (443,000)
     Proceeds from Sale of Real Estate Held for Rental         20,050,000              --
                                                             ------------    ------------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         18,624,863      (2,595,634)
                                                             ------------    ------------

FINANCING ACTIVITIES
     Proceeds from Mortgages and Notes Payable to Banks                --         670,000
     Payments on Mortgages and Notes Payable to Banks            (767,167)       (933,906)
     Other Financing Activities (Note 6)                       (9,550,000)      7,674,832
                                                             ------------    ------------

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (10,317,167)      7,410,926
                                                             ------------    ------------

     INCREASE IN CASH AND CASH EQUIVALENTS                         80,452          58,703
     Cash and Cash Equivalents at Beginning of Period           2,302,713       1,506,113
                                                             ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  2,383,165    $  1,564,816
                                                             ============    ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations and cash flows for the six month periods ended December 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented, have been made.

2. INVENTORIES

                                                December 31,           June 30,
                                                   2000                  2000
                                                   ----                  ----

Work-in process and
  raw materials                                 $ 1,816,095          $ 1,511,915
Finished goods                                   12,999,893            7,803,809
                                                -----------          -----------
                                                $14,815,988          $ 9,315,724
                                                -----------          -----------

3. INCOME TAXES

                                                         Six Months Ended
                                                            December 31,
                                                    2000                  1999
                                                  --------              --------

Federal                                           $400,000              $ 15,000
State                                              308,000               172,000
                                                  --------              --------
                                                  $708,000              $187,000
                                                  --------              --------

4. EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

5. INDUSTRY SEGMENTS

                                                         Six months ended
                                                           December 31,
                                                     2000               1999
                                                  -----------        -----------
Revenues:
         Real Estate                              $ 8,259,036        $ 8,686,105
         Hotel                                      3,416,807          3,283,411
         Seafood                                   17,076,897         13,045,413
         Textile                                    6,010,711          4,947,079
         Corporate and Other                          878,578            493,211
                                                  -----------        -----------
                                                  $35,642,029        $30,455,219
                                                  ===========        ===========

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                          December 31,

                                                   2000                 1999
                                               ------------         ------------
Identifiable Assets:
         Real Estate                           $ 34,498,379         $ 41,494,784
         Hotel                                    6,202,045            6,216,783
         Seafood                                 38,526,173           28,969,488
         Textile                                  9,391,005            9,502,905
         Corporate                               19,647,977           18,096,046
                                               ------------         ------------
                                               $108,265,579         $104,280,006
                                               ============         ============

Results of operations are shown in Managements Discussion and Analysis of Financial Condition and Results of Operations.

6. RELATED PARTY TRANSACTION

On October 4, 2000 the Company repaid outstanding loans from related parties, including accrued interest, of $9,688,000. Proceeds from the loans had been used to finance Bluepoints expanded importation and sale of lobster tails. The loans, which bore interest at 8%, had no fixed repayment terms or maturity dates.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective for all fiscal years beginning after June 15, 2000. This pronouncement does not have any effect on the Company's consolidated financial statements and it is not expected that it will have a material effect in the future due to the Company's limited use of derivative instruments or hedges.

8. GAIN ON SALE OF REAL ESTATE HELD FOR RENTAL

On October 4, 2000 the Company sold its office building on West 39th Street in New York City for $20,800,000. The Company recognized a gain of approximately $18,630,000 and received net proceeds of approximately $20,050,000. The Company used $9,688,000 of proceeds to repay its indebtedness to related parties.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the six months ended December 31, 2000 increased by approximately $17,231. Net cash used in operating activities was approximately $8,227. Net cash used in financing activities was approximately $10,317. Net cash of approximately $18,625 was provided by investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2002 and the revolving line of credit matures on October 21, 2001. At December 31, 2000 the term loan balance was $7,894 and no amount was outstanding under the revolving line of credit.

The Company borrowed funds from related parties to finance expanded importation and sale of lobster tails. At October 4, 2000 the balance, including accrued interest, was $9,688. This balance was repaid from proceeds from the sale of the West 39th Street property.

On August 31, 1998, the Company obtained a $4,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company into commercial space suitable for rental. Initially $2,685 was borrowed, with $1,315 available to be borrowed when additional space is rented. An additional $670 was borrowed on August 25, 1999. The construction loan, which matured on August 31, 2000 has been extended in anticipation of its conversion to a five year term loan. Interest on the construction loan was at the bank's prime rate from time to time, or at LIBOR plus 1.75% for one to twelve month periods, elected by the Company. Interest on the term loan will be based upon the five year United States Treasury Bond rate plus 1.75%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Six months ended December 31, 2000 and 1999

Income from operations before income taxes, gain on sale of real estate and minority interests decreased $1,050. The components are as follows

                                                                      (Decrease)
                                      2000             1999            Increase
                                     -------          -------          -------

Real Estate                          $ 2,394          $ 3,086          $  (692)
Hotel                                    362              413              (51)
Seafood                               (2,122)          (1,785)            (337)
Textiles                                 (53)            (296)             243
Corporate                             (1,947)          (1,734)            (213)
                                     -------          -------          -------
                                     $(1,366)         $  (316)         $(1,050)
                                     -------          -------          -------

REAL ESTATE

      Revenues decreased $427 as a result of the sale of the Company's office building at 39th Street on October 4, 2000 and its Miami Beach property on May 1, 2000. Earnings decreased $692 primarily due to reduced revenues and increased repairs and maintenance at Nyanza $(506). There were no significant variations in any other expense category. Operating profits were substantially the same at all of the other properties.

HOTEL

      Revenues increased $133 over last year. Hotel earnings decreased $51 as a result of the higher operating costs of $184.

SEAFOOD

      Revenues increased $4,031 in the current period primarily due to an expansion at the Company's Florida operations to include the sale and processing of shrimp and an increase in the sale of fresh seafood products at our Bluepoints Long Island operation. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $1,426 this year as compared to last years loss of $995 due principally to the continuation of White Spot Virus in Ecuador that has decimated that country's shrimp production. Operations in Florida lost $573 as compared to a loss last year of $636. Bluepoints Long Island operations had a loss of $123 as compared to a loss of $154 last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings increased $172 to $247 due to higher revenues. Hanora South and J & M Dyers recognized a combined loss of $226 compared to last years combined loss of $271 due to higher revenues. Whitlock Combing incurred a loss of $74 in the current period as compared to a loss of $100 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $1,064.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $213 due substantially to increased salary and fringe costs of $150 and higher professional fee of $50.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended December 31,2000 and 1999

Income from operations before income taxes and minority interests decreased $1,282. The components are as follows:

                                                                      (Decrease)
                                        2000            1999           Increase
                                       -------         -------         -------

     Real Estate                       $   938         $ 1,538         $  (600)
     Hotel                                 128             207             (79)
     Seafood                            (1,114)           (347)           (767)
     Textiles                               50            (103)            153
     Corporate                            (912)           (923)             11
                                       -------         -------         -------
                                       $  (910)        $   372         $(1,282)
                                       -------         -------         -------

REAL ESTATE

      Revenues decreased $377, but earnings decreased $600. The earnings decrease was primarily due to lower revenues related to the sale of the Company's office building at 39th Street on October 4, 2000 and increased repairs and maintenance at the Nyanza Building of $464. There were no significant variations in any other category.

HOTEL

      Revenues increased $42 over last year. Hotel earnings decreased $79 as a result of higher operating costs of $121.

SEAFOOD

      Revenues increased $2,308 in the current period primarily due to an expansion at the Company's Florida operations selling and processing shrimp and an increase in sales of fresh seafood products at our Bluepoints Long Island operation. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $843 this quarter as compared to last years loss of $362 due principally to the White Spot virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $396 as compared to a loss last year of $141. Bluepoints Long Island operations had a profit of $125 as compared to a profit last year of $156.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings increased $96 to $158 for the quarter due to higher revenues. Hanora South and J & M Dyers recognized a combined loss of $81 compared to last years combined loss of $87. Whitlock Combing incurred a loss of $27 in the current period as compared to a loss of $78 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $557.

CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $11.

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

        October 5, 2000     Disposition of Assets

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE FIRST REPUBLIC CORPORATION OF AMERICA
                                         Registrant


Date: February 26, 2001                 /s/ Norman A. Halper
                                        ----------------------------------------
                                                   Norman A. Halper
                                                        President


Date: February 26, 2001                 /s/ Harry Bergman
                                        ----------------------------------------
                                                    Harry Bergman
                                                      Treasurer