Form 10-Q
period 2001-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 2001-05-22
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001                   Commission File Number 0-1437
--------------------------------------------------------------------------------

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of May 11, 2001, there were 668,997 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March  31,      June 30,
                                                        2001           2000
                                                    ------------   ------------
                                                    (UNAUDITED)      (SEE NOTE
                                                                       BELOW)
Assets

Current Assets
     Cash and Cash Equivalents                      $  3,388,910   $  2,302,713
     Accounts Receivable                               7,852,315      7,074,613
     Inventories (Note 2)                             14,483,780      9,315,724
     Other Current Assets                              4,146,229      3,352,381
                                                    ------------   ------------

          Total Current Assets                        29,871,234     22,045,431
                                                    ------------   ------------

Property, Plant and Equipment                         76,339,812     76,712,511
          Less: Accumulated Depreciation              31,844,732     30,826,778
                                                    ------------   ------------
                Net Property, Plant and Equipment     44,495,080     45,885,733
                                                    ------------   ------------

Other Assets                                          32,007,464     31,797,355
                                                    ------------   ------------

TOTAL ASSETS                                        $106,373,778   $ 99,728,519
                                                    ============   ============

Liabilities and Stockholders' Equity

Current Liabilities - Note 6                        $  7,619,363   $ 15,266,392
                                                    ------------   ------------

Long-Term Debt                                        26,329,871     27,318,488
                                                    ------------   ------------

Other Liabilities                                      1,860,202      2,645,593
                                                    ------------   ------------

Stockholders' Equity:
     Common Stock                                      1,175,261      1,175,261
     Other Stockholders' Equity                       69,389,081     53,322,785
                                                    ------------   ------------
          Total Stockholders' Equity                  70,564,342     54,498,046
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $106,373,778   $ 99,728,519
                                                    ============   ============

NOTE: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Nine months ended              Three months ended
                                                         March  31,                      March  31,
                                                   2001            2000            2001            2000
                                               ------------    ------------    ------------    ------------
Revenues
     Sales-Textile and Seafood                 $ 34,321,485    $ 28,245,953    $ 11,233,877    $ 10,253,461
     Real Estate and Hotel Operations            16,682,721      17,543,675       5,006,878       5,574,159
     Other                                        1,417,178       1,030,678         538,600         537,467
                                               ------------    ------------    ------------    ------------

           Total Revenues                        52,421,384      46,820,306      16,779,355      16,365,087
                                               ------------    ------------    ------------    ------------

Expenses
     Cost of Sales - textile and seafood         33,218,183      26,221,666      10,920,525       9,473,033
     Operating-real estate and hotel              8,978,346       7,924,421       3,221,899       2,862,706
     Selling, general & administrative            6,150,064       5,267,309       2,040,483       1,725,085
     Depreciation and amortization                3,147,511       3,606,567       1,060,932       1,200,134
     Real estate taxes                            1,490,685       1,591,248         497,714         535,050
     Interest                                     1,886,812       2,207,437         557,439         740,130
     Minority interests' share of loss
           of subsidiaries                       (1,165,601)       (841,943)       (366,000)       (307,010)
                                               ------------    ------------    ------------    ------------

           Total Expenses                        53,706,000      45,976,705      17,932,992      16,229,128
                                               ------------    ------------    ------------    ------------

     (Loss) Income before income taxes and
       equity in loss of affiliated entities     (1,284,616)        843,601      (1,153,637)        135,959
     Equity in loss of affiliated entities         (542,450)       (810,149)       (106,635)       (321,037)
     Gain on Sale of Real Estate held
       for rental - Note 8                       18,629,597              --              --              --
     Income taxes - Note 3                         (711,000)       (292,000)         (3,000)       (105,000)
                                               ------------    ------------    ------------    ------------

           Net Income (Loss)                   $ 16,091,531    $   (258,548)   $ (1,263,272)   $   (290,078)
                                               ============    ============    ============    ============

     Income per share:
           Net Income (Loss) - basic and
           diluted                             $      24.04    $       (.39)   $      (1.89)   $       (.44)
                                               ============    ============    ============    ============

Average shares outstanding
           basic and diluted                        669,268         669,985         669,049         669,977

        SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                   Nine Months Ended
                                                                       March  31,
                                                                  2001            2000
                                                              ------------    ------------
OPERATING ACTIVITIES
      Net Income (Loss)                                       $ 16,091,531    $   (258,548)
          Adjustments to Reconcile Net Income (Loss) to
          Cash Used in Operating Activities:
              Gain on Sale of Real Estate held for Rental      (18,629,597)             --
              Depreciation and Amortization                      3,147,511       3,606,567
              Minority Interests' Share of Loss in
                Subsidiaries                                    (1,165,601)       (841,943)
      Changes in Operating Assets and Liabilities:
              Increase in Accounts Receivable                     (777,702)     (2,219,612)
              Increase in Inventories                           (5,168,056)     (4,981,627)
              (Increase) Decrease in Other Current Assets         (793,848)        470,708
              Increase in Accounts Payable                       1,902,971       1,238,302
              Decrease in Other Liabilities                       (785,391)        (34,413)
                                                              ------------    ------------

              NET CASH USED IN OPERATIONS                       (6,178,182)     (3,020,566)
                                                              ------------    ------------

INVESTING ACTIVITIES
      Purchase of Property, Plant and Equipment                 (3,177,261)     (3,254,802)
      Investment in and Advances to Affiliated Entities-Net        930,257        (549,400)
      Proceeds from Sale of Real Estate held for Rental         20,050,000              --
                                                              ------------    ------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     17,802,996      (3,804,202)
                                                              ------------    ------------

FINANCING ACTIVITIES
      Proceeds from Mortgages and Notes Payable to Banks                --         670,000
      Payments on Mortgages and Notes Payable to Banks            (988,617)     (1,234,881)
      Other Financing Activities (Note 6)                       (9,550,000)      7,245,120
                                                              ------------    ------------

        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (10,538,617)      6,680,239
                                                              ------------    ------------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,086,197        (144,529)
      Cash and Cash Equivalents at Beginning of Period           2,302,713       1,506,113
                                                              ------------    ------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  3,388,910    $  1,361,584
                                                              ============    ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and cash flows for the nine month periods ended March 31, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented, have been made.

2. INVENTORIES

                                                     March 31,         June 30,
                                                      2001               2000
                                                   -----------       -----------
Work-in process and
  raw materials                                    $ 1,925,396       $ 1,511,915
Finished goods                                      12,558,384         7,803,809
                                                   -----------       -----------
                                                   $14,483,780       $ 9,315,724
                                                   -----------       -----------

3. INCOME TAXES

                                                          Nine Months Ended
                                                              March 31,
                                                       2001              2000
                                                   -----------       -----------

Federal                                            $   400,000       $    30,000
State                                                  311,000           262,000
                                                   -----------       -----------
                                                   $   711,000       $   292,000
                                                   -----------       -----------

4. EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

5. INDUSTRY SEGMENTS

                                                          Nine months ended
                                                              March 31,

                                                       2001              2000
                                                   -----------       -----------
Revenues:
     Real Estate                                   $11,914,244       $12,823,072
     Hotel                                           4,768,477         4,720,603
     Seafood                                        24,787,936        20,243,569
     Textile                                         9,533,549         8,002,384
     Corporate and Other                             1,417,178         1,030,678
                                                   -----------       -----------
                                                   $52,421,384       $46,820,306
                                                   ===========       ===========

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRY SEGMENTS (Continued)

                                                        Nine months ended
                                                            March 31,

                                                    2001                 2000
                                               ------------         ------------
Identifiable Assets:
    Real Estate                                $ 33,862,671         $ 41,476,389
    Hotel                                         5,549,173            6,491,849
    Seafood                                      35,528,636           28,120,984
    Textile                                      10,134,965            9,880,093
    Corporate                                    21,298,333           18,212,346
                                               ------------         ------------
                                               $106,373,778         $104,181,661
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the nine months ended March 31, 2001 increased by approximately $15,473. Net cash used in operating activities was approximately $6,178. Net cash used in financing activities was approximately $10,539. Net cash of approximately $17,803 was provided by investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2002 and the revolving line of credit matures on October 21, 2001. At March 31, 2001 the term loan balance was $7,804 and no amount was outstanding under the revolving line of credit.

The Company borrowed funds from related parties to finance expanded importation and sale of lobster tails. At October 4, 2000 the balance, including accrued interest was $9,688. This balance was repaid from proceeds from the sale of the West 39th Street property.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Nine months ended March 31, 2001 and 2000

Income from operations before income taxes, minority interests and gain on sale of real estate decreased $2,185. The components are as follows:

                                                                      (Decrease)
                                         2001             2000         Increase
                                      -------          -------         -------

Real Estate                           $ 2,793          $ 4,156         $(1,363)
Hotel                                     206              413            (207)
Seafood                                (3,277)          (2,322)           (955)
Textiles                                   10             (268)            278
Corporate                              (2,725)          (2,787)             62
                                      -------          -------         -------
                                      $(2,993)         $  (808)        $(2,185)
                                      -------          -------         -------

REAL ESTATE

      Revenues decreased $909 as a result of the sale of the Company's office building at 39th Street on October 4, 2000 and its Miami Beach property on May 1, 2000. Earnings decreased $1,363 primarily due to reduced revenues and increased repairs and maintenance at Nyanza $(555). There were no significant variations in any other expense category. Operating profits were substantially the same at all of the other properties.

HOTEL

      Revenues increased $48 over last year. Hotel earnings decreased $207 as a result of higher operating costs of $255.

SEAFOOD

      Revenues increased $4,544 primarily due to an expansion at the Company's Florida operations to include the sale and processing of shrimp and an increase in the sale of fresh seafood products at our Bluepoints Long Island operation. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, continuing losses in Ecuador due to lower than anticipated shrimp production and a lack of Calico scallops at our Cape Canaveral Florida operation. Losses in Ecuador were $1,984 this year as compared to last years loss of $1,689 due principally to the continuation of White Spot Virus in Ecuador that has decimated that country's shrimp production. Operations in Florida lost $1,150 as compared to a loss last year of $624. Bluepoints Long Island operations had a loss of $143 as compared to a loss of $9 last year.

TEXTILES

      Hanora Spinning's earnings increased $137 to $385 due to higher revenues. Hanora South and J & M Dyers recognized a combined loss of $259 compared to last years combined loss of $371 due to higher revenues. Whitlock Combing incurred a loss of $116 in the current period as compared to a loss of $145 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $1,531.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $62.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended March 31, 2001 and 2000

Income from operations before income taxes and minority interests decreased $1,135. The components are as follows:

                                                                      (Decrease)
                                         2001             2000        Increase
                                      -------          -------         -------

Real Estate                           $   399          $ 1,070         $  (671)
Hotel                                    (156)              --            (156)
Seafood                                (1,155)            (537)           (618)
Textiles                                   63               28              35
Corporate                                (778)          (1,053)            275
                                      -------          -------         -------
                                      $(1,627)         $  (492)        $(1,135)
                                      -------          -------         -------

REAL ESTATE

      Revenues decreased $482 and earnings decreased $671. The earnings decrease was primarily due to lower revenues as a result of the sale of the Company's office building at 39th Street and its Miami Beach property, increased repairs and maintenance at the Nyanza Building of $49 and an increase in snow removal costs of $106. There were no significant variations in any expense category.

HOTEL

      Revenues decreased $85 over last year. Hotel earnings decreased $156 as a result of higher operating costs and lower revenues.

SEAFOOD

      Revenues increased $513 primarily due to an expansion at the Company's Florida operations to include the selling and processing of shrimp and an increase in sales of fresh seafood products at our Bluepoints Long Island operation. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, continuing losses in Ecuador due to lower than anticipated shrimp production and a lack of Calico scallops at our Florida operation. Losses in Ecuador were $558 this quarter as compared to last years loss of $694 due principally to the White Spot virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $577 as compared to a profit last year of $12. Bluepoints Long Island operations had a loss of $20 as compared to a profit last year of $145.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings decreased $35 to $138 for the quarter. Hanora South and J & M Dyers recognized a combined loss of $33 compared to last years loss of $100. Whitlock Combing incurred a loss of $42 in the current period as compared to a loss of $45 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues increased $467.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $275 due principally to a reduction in interest costs of $98 and reduced professional fees of $86.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms and to address the virus problem that is effecting shrim p production in Ecuador, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

      Exhibits: None

      Reports: There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant


Date:     May 21, 2001                            /s/  Norman A. Halper
                                                  -----------------------------
                                                       Norman A. Halper
                                                            President


Date:     May 21, 2001                            /s/    Harry Bergman
                                                  -----------------------------
                                                         Harry Bergman
                                                            Treasurer