Form 10-K405
period 2001-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 2001-10-17
CIK 36856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 2001
                                               -------------

                           Commission File No. 0-1437
                           --------------------------

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

       Registrant's telephone number, including area code: (212) 279-6100
                                                           --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of September 13, 2001, 668,535 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $2,372,700 (based upon the price paid by Registrant for shares).

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

PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters........................................... 10
Item 6.    Selected Financial Data........................................... 11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 12
Item 7a.   Quantitative and Qualitative Disclosures about Market Risks....... 18
Item 8.    Financial Statements and Supplementary Data....................... 19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 50

PART III

Item 10.   Directors and Executive Officers of the Registrant................ 51
Item 11.   Executive Compensation............................................ 53
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 55
Item 13.   Certain Relationships and Related Transactions.................... 57

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

      The Company borrowed $3,355,000 in the form of a construction loan from a bank for the purposes of converting the Company's property at 260 Merrimac Street in Newburyport, Massachusetts, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. Construction was completed in 2001 and the construction loan was originally scheduled to mature in August 2000. The maturity date has been extended to August 31, 2005. Interest on the extended loan will be based upon the five year United States Treasury Bond Rate plus 1.75%.

      On October 4, 2000, the Company sold its office building on West 39th Street in New York City for $20,800,000. There was no existing mortgage debt on this property. After expenses and adjustments of approximately $750,000, the Company received net proceeds of approximately $20,050,000. The Company recognized a gain of approximately $18,630,000.

      On March 17, 2000 the Company entered into an agreement for the sale of its vacant land in Melbourne, Florida for approximately $1,775,000 contingent upon the buyer obtaining certain permits and financing. The contingencies have since been satisfied and a closing is scheduled to take place on November 1, 2001. There is no existing mortgage debt on this property. After expenses and adjustments, the company expects to receive net proceeds of approximately $1,600,000 and recognize a gain of approximately $157,000.

b.    Financial Information about Industry Segments

      The sales and operating profit from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 2001 are set forth in Note 2 (Industry Segments and Foreign Operations) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item 8. hereof.

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

      Real estate revenues accounted for approximately 23%, 26% and 32% of consolidated revenues from operations for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

      Hotel

      The Company owns and operates a 288 room hotel and convention center located in Liverpool, New York, which it operates under a Holiday Inn franchise agreement. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

      Hotel revenues accounted for approximately 9%, 10% and 10% of consolidated revenues from operations for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

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

      Although once a substantial factor in the market, a significant decrease in clam production at Bluepoints, combined with some substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, has resulted in a diminished role for Bluepoints in the hard-shell clam market. The aggregate number of bushels of clams decreased 35% in the fiscal year ended June 30, 2001 as compared with the fiscal year ended June 30, 2000. The aggregate number of bushels of clams harvested during the fiscal year ended June 30, 2000 decreased 35% as compared with the prior fiscal year. For the period July 1, 2001 through August 31, 2001, the aggregate number of bushels of clams harvested decreased 8% compared with the same period in the prior year. The decrease in production was caused by smaller harvests of product. Bluepoints continues to maintain hatchery facilities in an effort to increase inventory.

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

      In September 1998, Bluepoints began selling imported products, principally lobster tails from Honduras and Oman. Sales of the foregoing products were approximately $13,848,000 and $16,928,000 and (losses) profits were approximately ($16,000) and $495,000 for the fiscal years ended June 30, 2001 and 2000, respectively. In fiscal 2000 Bluepoints entered into an arrangement with a company to sell its clams and other seafood products at the Fulton Fish Market in New York City. This venture had sales of approximately $7,986,000 and $5,229,000 and operating profits of approximately $67,000 and $160,000 for the fiscal years ended June 30, 2001 and 2000, respectively.

      Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, both of which are located in Ecuador. Sales of shrimp from the foregoing operations approximated $366,000 and $1,144,000 for the fiscal years ended June 30, 2001 and 2000, respectively. Bluepoints, through a foreign subsidiary, also owns a 38% interest in another Ecuadorian shrimp farming operation. See Items 12. and
      13. below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

      The Company also owns a seafood operation in Cape Canaveral, Florida that harvests scallops and sells other imported and domestic seafood products. In the current fiscal year, sales from this operation were approximately $8,896,000 and there was a loss of $2,583,000. This compares to sales of approximately $4,299,000 and a loss of $798,000 from operations during the prior year.

      Seafood revenues accounted for approximately 49%, 45% and 33% of consolidated revenues from operations for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

      Textile

      The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 2001, Hanora purchased approximately $295,000 of additional equipment. The backlog of yarn orders on August 31, 2001 was approximately $7,998,000 as compared to $7,500,000 on August 31, 2000. Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 2002. Two customers accounted for approximately 28% of Hanora's total sales during the 2001 fiscal year. The loss of any one of these customers would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

      Up until September 30, 2001, the Hanora South division of the Company ("Hanora South"), operated a yarn spinning plant in Lake City, South Carolina, which produced craft, sweater, hosiery, upholstery and industrial yarns as a commission spinner for Hanora. As of September 30, 2001, Hanora South ceased operations. In the future, the Company intends to have Hanora perform the operations of this plant. J&M Dyers, ("J&M"), another division of the Company, which operates a yarn dyeing plant in Sumter, South Carolina, is a commission dyer for rawstock, package, ombre and skein dyeing. Neither of these divisions is a significant factor in the markets they serve and each competes with a number of other firms that are substantially larger; at the present time, neither has a significant backlog of orders.

      Textile revenues accounted for approximately 18%, 17% and 24% of consolidated revenues from operations for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

ITEM 2. PROPERTIES

        Location                                General Character (1)
--------------------------------------------------------------------------------
Real Estate Segment

First Republic Office Park             Two, two-story office buildings with
Thruway and Electronics Parkway        49,000 and 35,000 rentable square feet;
Liverpool, New York                    Approximately 14 acres of land; 98%
                                       rented

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

Nyanza Building                        Four-story and basement industrial
Woonsocket, Rhode Island               building; 300,000 rentable square feet;
                                       used by the Company as spinning plant
                                       (100,000 sq. ft.) and balance rented to
                                       others; 96% rented.

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

        Location                                General Character (1)
--------------------------------------------------------------------------------
London Bridge Shopping Center          Approximately 10.2 acres of land and
Virginia Beach, Virginia               100,000 square feet of space in buildings
                                       located thereon; 97% rented.

Shipps Corner Shopping Center          Approximately 5.5 acres of land and
Virginia Beach, Virginia               63,000 square feet of space in buildings
                                       located thereon; 100% rented.

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

Newburyport, Massachusetts             Four-story building; 100,000 rentable
                                       square feet of space; 84% rented.

                                       Three-story building, 13,800 rentable
                                       square feet of space; 100% rented.

                                       Two-story building and warehouse; 5,000
                                       square feet, presently vacant.

Hotel Segment

Hotel--Syracuse                        288-room motor hotel and convention
Thruway and Electronics Parkway        center; indoor pool; operated under a
Liverpool, New York                    Holiday Inn franchise agreement.

        Location                                General Character (1)
--------------------------------------------------------------------------------
Seafood Segment (2)

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

Mattituck, New York                    Approximately one acre of land on Long
                                       Island; used as a grow out pond for the
                                       clam hatchery.

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

        Location                                General Character (1)
--------------------------------------------------------------------------------
Pageland, South Carolina               Approximately 10 acres of land and 36,125
                                       square foot building located thereon;
                                       previously used as bulking and twisting
                                       plant, warehouse and office, presently
                                       being rented.

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

Corporate Office

302 Fifth Avenue                       5,400 square feet of executive offices;
New York, New York                     month-to-month tenant at a rent of $9,100
                                       per month. See Item 13. below.

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

      There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a low of $42 per share in October 1999 to a high of $50 in June 2001.

      Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 13, 2001, there were 703 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 2001. The Company has no intention of paying dividends in the foreseeable future.

d.    The Company did not sell any securities during the past year.

ITEM 6. SELECTED FINANCIAL DATA

                                                     Fiscal year ended June 30,
                                          ----------------------------------------------------
                                             2001      2000        1999       1998       1997
                                          ----------------------------------------------------
                                               (In thousands, except per share amounts)
Revenues ..............................   $ 70,106   $ 64,969    $ 51,489    $50,061   $50,220
                                          ====================================================

Gain on sale of real estate held for
   rental .............................   $ 18,630   $     81        NONE    $12,922      NONE
                                          ====================================================

Income before interest and income taxes   $ 17,828   $  3,072    $  2,792    $17,130   $ 4,814
                                          ====================================================

Interest costs ........................   $  2,413   $  3,205    $  2,867    $ 2,927   $ 3,068
                                          ====================================================

Net income (loss) .....................   $ 14,708   $   (276)   $   (124)   $13,628   $ 1,170
                                          ====================================================

Net income (loss)  per share of common
   stock - basic and diluted ..........   $  21.98   $  (0.41)   $  (0.19)   $ 20.29   $  1.74
                                          ====================================================

Total assets ..........................   $104,632   $ 99,729    $ 96,556    $87,966   $81,336
                                          ====================================================

Long-term debt ........................   $ 25,721   $ 27,318    $ 29,818    $21,625   $26,297
                                          ====================================================

Stockholders' equity ..................   $ 69,145   $ 54,498    $ 54,880    $55,170   $41,609
                                          ====================================================

Cash dividends per common share .......       NONE       NONE        NONE       NONE      NONE
                                          ====================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at June 30, 2001 increased by approximately $12,501,000 to $19,280,000.

Net cash used in operating activities was approximately $3,396,000 during the 2001 fiscal year. Net cash used in financing activities was approximately $8,811,000. Net cash of approximately $15,074,000 was provided by investing activities. The Company has a $9,000,000 term loan with its principal lender bearing interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of approximately $359,000 per annum. The term loan matures on October 21, 2002 and the revolving line of credit which was to expire October 2001 is in the process of being extended to October 2002. At June 30, 2001 the term loan balance was $7,714,000 and nothing was outstanding on the revolving line of credit. On October 4, 2000 the Company sold the Junior Coat Building on West 39th Street in New York City for approximately $20,800,000 and recognized a gain of approximately $18,630,000. The net proceeds to the Company after expenses was approximately $20,050,000.

In September 2001, the Company discontinued operations at its Hanora South spinning plant. The operations performed at Hanora South will in the future be performed at Hanora. The Company does not believe that the discontinued operations will have a material impact on the Company's textile operations.

During the three years ended June 30, 2001, the Company incurred capital expenditures of approximately $17,589,000. In addition, approximately $2,194,000 was expended for tenant improvements during this three year period. At June 30, 2001 the Company had no significant commitments for capital expenditures and believes that its current cash position and borrowing capacity are adequate to meet cash needs for the next twelve months.

The Company's equity share of losses from Ecuadorian shrimp operations was approximately $717,000 in fiscal 2001 as compared to $1,300,000 in fiscal 2000. Efforts are being made to increase shrimp production through the use of the Company's patented Mariculture System, the development of a product, Tolerine, designed to mitigate White Spot Syndrome virus that is decimating Ecuador's shrimp production, the micro-screening of the water supply to the ponds and other improved farming techniques. Although there can be no assurance that the shrimp production will improve, the Company believes that operations will improve in the second half of fiscal 2002 as a result of cost reductions, the efforts to increase production as discussed above, and the marketing of its Mariculture System and Tolerine product to other shrimp farmers.

Results of Operations

Real Estate

In fiscal 2001 the Company's real estate operating profits decreased $263,000 and revenues decreased $1,225,000. The decrease in revenues was due to the sale of the Company's office building on West 39th Street in New York City on October 4, 2000 and its Miami Beach property on May 1, 2000, offset by revenue increases at substantially all the Company's other properties. The decrease in operating profits was due to the reduced revenue offset by reduced repairs and maintenance of $726,000 at our Waltham and Nyanza properties and reduced mortgage interest of $213,000.

In fiscal 2000 operating profits decreased $1,582,000 and revenues increased $876,000. The decrease in operating profits was due to $1,251,000 of costs incurred at our Nyanza Building to clean up an oil spill caused by a small break in an oil return line that had been leaking oil over an extended period of time; increased energy costs of $265,000 due to a substantial increase in fuel costs; increased repairs and maintenance of $555,000 at our East Newark and Waltham properties; increased mortgage interest of $85,000 and a $169,000 insurance recovery in fiscal 1999 at our Richmond Virginia Shopping Center. The decrease in operating profits mentioned above were offset by increased revenues and operating profits at substantially all our other properties. The revenue increases came principally from our recently renovated Newburyport property ($553,000) and the Shipps Corner Shopping Center which the Company purchased in November 1998 ($231,000).

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

Hotel

In fiscal 2001 revenues decreased $95,000 and profits decreased $466,000 as a result of the lower revenues, increased fuel and utility costs of $140,000, higher repairs and maintenance of $53,000, increased depreciation expense of $67,000 and higher operating costs.

In fiscal 2000 revenues increased $1,256,000 and profits increased $529,000 as a result of the completion, in January 1999, of a $4,000,000 renovation project which allowed the hotel to operate as a Holiday Inn franchise. Depreciation expense increased $307,000 as a result of the renovation.

In fiscal 1999 revenues decreased $287,000 and profits decreased $547,000 as a result of renovations being conducted at the hotel. Depreciation expense increased $282,000 as result of the renovation.

Seafood

In fiscal 2001 overall revenues for the seafood division increased $5,198,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 2001 were $4,653,000 as compared to losses of $2,501,000 in fiscal 2000. Losses from the Ecuadorian shrimp operations were $2,005,000 and revenues decreased $710,000 due to continued poor shrimp yields caused by the devastating outbreak two years ago of White Spot Virus that is decimating the Ecuadorian shrimp industry. The Company is continuing its efforts started last year to combat the virus and has started to import larvae from Panama and micro-screen the water going into its ponds. The Company believes that with the implementation of these two new procedures added to procedures introduced last year and the continued use of its patented ozone system the shrimp operations will improve in the latter part of fiscal 2002. However, there can be no assurance that these treatments will be successful. The Company's Florida operations incurred a loss of $2,583,000 in fiscal 2001 as compared to a loss of $798,000 in fiscal 2000 on a $4,563,000 increase in revenues. Bluepoints Long Island operations had a loss of $65,000 as compared to a profit of $497,000 in the prior year and revenues increased $1,345,000. The domestic seafood industry experienced a severe drop in profitability from September of 2000 through the summer of 2001 due to the slowing economy and reduced consumer confidence. Seafood operations were adversely affected by losses incurred on imported scallops caused by a precipitous drop in domestic scallop prices and lower than anticipated margins on many of our seafood products

In fiscal 2000 revenues for the seafood division increased $12,287,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 2000 were $2,501,000 as compared to a loss of $2,428,000 in fiscal 1999. Losses from the Ecuadorian shrimp operations were $2,199,000 and revenues decreased $1,389,000 due to continued poor shrimp yields caused by the devastating outbreak last year of White Spot Virus. The Company attempted to combat the virus by constructing grow-out ponds so that juvenile shrimp could mature to a larger size before they were placed into the shrimp ponds thereby making them less susceptible to the virus. The Company was also developing a new product, Tolerine, to help the shrimp fight off the White Spot Virus. The Company's scallop operation incurred a loss of $798,000 in fiscal 2000 as compared to a loss of $547,000 in fiscal 1999 on a $343,000 decrease in revenues. Bluepoints Long Island operations had a profit of $497,000 as compared to a profit of $66,000 in the prior year. Revenues increased $14,019,000 principally due to the sale of lobster tails, a new product introduced last year, and other seafood products.

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

Textile

Fiscal 2001 revenues for the textile division increased $1,735,000 over the prior year and operating loss decreased $251,000. Hanora Spinning's operating profit increased $114,000, to $420,000 and revenues increased $1,924,000. Hanora South and J&M Dyers ("J&M") incurred a combined loss of $319,000, as compared to the prior years' loss of $416,000 and revenues decreased $189,000. Losses decreased principally due to the higher revenues and lower depreciation at Hanora South and J&M of $136,000. Whitlock Combing Co. Inc. ("Whitlock"), which owned a wool combing plant in South Carolina and which discontinued operations in 1992, incurred a loss of $143,000 relating to its property in South Carolina that is being offered for sale compared to a loss of $183,000 last year. During the three years ended June 30, 2001 the Company purchased approximately $2,009,000 of machinery and equipment for the textile operations.

In fiscal 2000 revenues for the textile division decreased $1,111,000 and operating loss decreased $383,000. Hanora Spinning's operating profit decreased $77,000, to $306,000 and revenues decreased $661,000. Hanora South and J&M Dyers incurred a combined loss of $416,000, as compared to the prior years' loss of $593,000 and revenues decreased $450,000. The decrease in revenues was due to the continuing downturn in the textile industry caused by increased competition from foreign companies. Earnings increased principally due to lower depreciation at Hanora South and J&M of $167,000 and the write off in fiscal 1999 of $300,000 relating to Whitlock. Whitlock incurred a loss of $183,000 compared to a loss of $466,000 (including a write-down of its building by $300,000) in fiscal 1999.

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

Corporate/Other

Corporate interest and expenses for the last three years was $4,492,000, $4,175,000 and $4,367,000, respectively. Corporate and other revenues for the last three years was

$387,000, $864,000 and $692,000, respectively. Corporate expenses includes the operations of the Merrimac division other than those related to the ownership of currently leased real estate which are included in the real estate operations. Corporate interest and expenses in fiscal 2001 increased due to an increase in salaries of $118,000, and increased professional fees of $171,000, offset by a reduction in interest expense of $98,000.

Corporate expenses in fiscal 2000 decreased due to a reduction of $280,000 in professional fees, offset by an increase in salaries of $53,000.

Corporate expenses in fiscal 1999 increased due to increased professional fees of $150,000 and increased salaries of $136,000. The professional fees relate to the patent obtained on the Company's Mariculture System in Ecuador.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("Statement") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

Statement No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill included in our other expenses will also no longer be recorded upon adoption of the new rules.

Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121. The management does not believe that the adoption of Statement No. 142 will have a significant effect on results of operations or the financial position of the Company.

Forward-looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms, and to address the virus problem that is affecting shrimp production in Ecuador, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Mariculture System, Tolerine product and micro-screening efforts, demand for the Company's textile services, general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing, and adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements. In addition, the recent catastrophe involving the World Trade Center may adversely impact the operations of the Company's seafood, textile and hotel operations.

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

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), retained earnings, and cash flows for each of three years in the period ended June 30, 2001. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a.2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries, Bluepoints International Fisheries, Inc. and subsidiaries and the hotel division, which statements reflect total assets constituting 24% in 2001, 23% in 2000 and 25% in 1999, and total revenues constituting 23% in 2001, 20% in 2000, and 27% in 1999, of the related consolidated totals, and (b) Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies (the "Mondragon Companies", a corporation in which the Company has a 38% interest), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

New York, New York
September 21, 2001

                              [LETTERHEAD OF BDO]

Independent Auditor's Report

To the Board of Directors
Marchelot S.A. and Subsidiaries
New York, U.S.A.

1. We have audited the consolidated balance sheet of Marchelot S.A. (a wholly-owned subsidiary of Bluepoints of Bermuda), and its subsidiaries Emporsa, Empacadora y Exportadora S.A., Larfico, Larvas del Pacifico S.A. and Comercorp S.A. as of June 30, 2001 and 2000, and the related consolidated statements of operations and deficit, and of cash flows, for each of the years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

2. We conducted our audits in accordance with generally accepted auditing standards prevailing in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audits provide a reasonable basis for our opinion.

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries to June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years ended June 30, 2001, 2000 and 1999, in conformity with generally accepted accounting principles prevailing in the United States of America.

[LOGO]

4. The economic conditions prevailing in the country during 2000 have been strongly influenced in past years by a progressive deterioration process, characterized among others by high inflation rates and the Sucre devaluation, general bank and financial system crisis, restricted assets to international credits and a strong reduction in the economy activity of the country. In March 13, 2000 the National Congress approved the Ecuadorian Economic Transformation Law, which established the exchange of circulation Sucres for US Dollar at S/.25.000 per US$1. As explained in the significant accounting policies, the authorities established a translation process of the financial statement to April 30, 2000 from Sucres to US Dollars. Subsequent to the monetary unit exchange, the prices of local goods and services continued in a progressive adjustment process, determining a 28% increase in the general consumer price index from May 1 to December 31, 2000. Authorities estimate that the price adjustment and inflation rates will gradually decrease in the following months when relatives prices are accompanied by strengthening of the local financial system. Because of the situations, it is not possible to integrally establish the effects of these conditions over the future evolution of the national economy and its consequences, if any, on the economy and financial position of the Company and the results of its future operations. The accompanying financial statements should be read the light of these uncertain circumstances.


/s/ BDO Stern

August 3, 2001
Guayaquil, Ecuador

                 [LETTERHEAD OF HOYMAN, DOBSON & COMPANY, P.A.]

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bluepoints International Fisheries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bluepoints International Fisheries, Inc. (a Florida corporation) and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company's financial statements do not disclose deferred taxes. In our opinion, disclosure of that information is required to conform with accounting principles generally accepted in the United States of America.

In our opinion, except for the omission of the information discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluepoints International Fisheries, Inc. and Subsidiaries as of June 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Hoyman, Dobson & Company, P.A.
Hoyman Dobson & Company, PA.
August 7, 2001

                     [LETTERHEAD OF DERMODY, BURKE & BROWN]

INDEPENDENT AUDITORS' REPORT
================================================================================

BOARD OF DIRECTORS
FIRST REPUBLIC CORPORATION
OF AMERICA, HOLIDAY INN

We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, HOLIDAY INN as of June 30, 2001 and 2000, and the related statements of income and division control and cash flows for the years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


--------------------------------------------------------------------------------

================================================================================

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of First Republic Corporation of America, Holiday Inn at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Dermody, Burke and Brown
                                        DERMODY, BURKE AND BROWN
                                        Certified Public Accountants, P. C.

Syracuse, NY

August 2, 2001


--------------------------------------------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                                                      June 30,
                                                                                2001            2000
                                                                           ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $  5,169,899     $ 2,302,713
   Accounts and rents receivable, net of allowances of $245,513 and
     $30,000                                                                  6,930,795       7,074,613
   Other receivables including $528,000 and $263,000 due from related
     party                                                                    2,318,871       2,045,158
   Inventories (Note 1)                                                      10,606,156       9,315,724
   Prepaid expenses and other assets                                          2,084,629       1,307,223
                                                                           ----------------------------
Total current assets                                                         27,110,350      22,045,431

Real estate held for rental and hotel, at cost (Note 4):
   Land                                                                       6,149,022       6,586,581
   Building and improvements                                                 44,324,242      43,747,629
                                                                           ----------------------------
                                                                             50,473,264      50,334,210
   Less accumulated depreciation                                             20,845,210      19,405,296
                                                                           ----------------------------
                                                                             29,628,054      30,928,914
Other property, plant and equipment, at cost:
   Land                                                                       1,597,795       1,597,795
   Buildings and improvements                                                10,452,810       9,864,417
   Leaseholds and improvements                                                  541,584         541,584
   Machinery, equipment  and vehicles                                        11,708,998      13,597,096
   Furniture and furnishings                                                    253,796         470,118
   Construction-in-progress                                                     212,516         307,291
                                                                           ----------------------------
                                                                             24,767,499      26,378,301
   Less accumulated depreciation and amortization                            10,167,484      11,421,482
                                                                           ----------------------------
                                                                             14,600,015      14,956,819

Deferred income tax (Note 6)                                                  1,743,000       1,306,000
Restricted cash                                                                 388,055         414,108

Investments in and advances to affiliated entities (Note 3)                  14,998,052      13,698,287
Tenant improvements, net of accumulated amortization of $4,951,300 and
   $4,610,411                                                                 6,265,519       6,897,596
Unamortized leasing, financing and other deferred costs, net of
   accumulated amortization of $990,233 and $872,205                          1,158,583       1,502,460

Other assets:
   Cash and securities in trust for tenants' security deposits                1,032,977       1,391,678
   Mortgage escrow funds and security deposits                                   97,032          79,516
   Assets held for sale (Note 10)                                               500,000         500,000
   Due from related parties (Note 9)                                          7,094,090       5,991,065
   Other                                                                         16,400          16,645
                                                                           ----------------------------
                                                                              8,740,499       7,978,904
                                                                           ----------------------------

Total assets                                                               $104,632,127     $99,728,519
                                                                           ============================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                           June 30,
                                                                   2001               2000
                                                              -------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable (Note 4)                                     $          --      $  2,000,000
   Note payable, related party (Note 9)                             640,000           640,000
   Current portion of long-term debt (Note 4)                     1,647,041         1,596,912
   Accounts payable                                               2,659,983         1,856,160
   Accrued expenses and taxes payable                             2,264,543         2,968,120
   Due to related parties (Note 9)                                  525,579         6,111,943
   Other liabilities                                                 93,257            93,257
                                                              -------------------------------
Total current liabilities                                         7,830,403        15,266,392

Long-term debt (Notes 4 and 5)                                   25,720,743        27,318,488

Other liabilities:
   Tenants' security deposits payable                             1,032,977         1,391,678
   Accrued pension (Note 7)                                         372,059           629,120
                                                              -------------------------------
                                                                  1,405,036         2,020,798

Minority interests                                                  531,369           624,795
                                                              -------------------------------
Total liabilities                                                35,487,551        45,230,473

Leases, commitments and contingencies (Notes 8 and 10)

Stockholders' equity:
   Common stock, $1 par value:
     Authorized, 2,400,000 shares;
     Issued, 1,175,261 shares                                     1,175,261         1,175,261
   Additional paid-in capital                                    15,000,753        15,000,753
   Retained earnings                                             57,778,773        43,070,958
   Other comprehensive loss--additional minimum
     pension obligation                                            (257,000)         (242,000)
                                                              -------------------------------
                                                                 73,697,787        59,004,972
   Less treasury stock, at cost--506,685 and
     505,750 shares (Note 10)                                     4,553,211         4,506,926
                                                              -------------------------------
Total stockholders' equity                                       69,144,576        54,498,046
                                                              -------------------------------
Total liabilities and stockholders' equity                    $ 104,632,127      $ 99,728,519
                                                              ===============================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations
                         and Comprehensive Income (Loss)

                                                                         Year ended June 30,
                                                               2001              2000               1999
                                                           ------------------------------------------------
Revenues:
   Sales--textiles and seafood                             $ 45,870,362      $ 38,740,593      $ 28,454,738
   Rents and other revenues--real estate and hotel
     operations (Note 8)                                     22,127,659        23,606,539        21,282,828
   Other (including interest income of approximately
     $1,275,000, $1,044,000, and $824,000,
     respectively)                                            2,108,142         2,621,539         1,750,982
                                                           ------------------------------------------------
                                                             70,106,163        64,968,671        51,488,548
                                                           ------------------------------------------------
Costs and expenses:
   Cost of sales--textiles and seafood                       46,212,689        36,564,200        26,709,207
   Operating costs--real estate and hotel operations         13,572,010        14,052,986        11,433,946
   Depreciation and amortization                              4,551,661         4,891,862         4,447,629
   Interest (Note 4)                                          2,413,301         3,205,204         2,866,777
   Selling, general and administrative (Notes 7 and 8)        7,445,277         6,335,931         5,613,963
   Write-down of property and equipment
     (Notes 1 and 10)                                                --                --           300,000
   Minority interests' share of loss of subsidiaries         (1,480,977)       (1,070,479)         (880,466)
                                                           ------------------------------------------------
                                                             72,713,961        63,979,704        50,491,056
                                                           ------------------------------------------------
(Loss) income before income taxes, gain on sale and
   equity in loss of affiliated entities                     (2,607,798)          988,967           997,492
Equity in loss of affiliated entities (Note 3)                 (606,984)       (1,203,710)       (1,071,882)
Gain on sale of real estate held for rental                  18,629,597            81,407                --
                                                           ------------------------------------------------
Income (loss) before income taxes                            15,414,815          (133,336)          (74,390)
Income tax expense (Note 6)                                     707,000           143,000            50,000
                                                           ------------------------------------------------
Net income (loss)                                            14,707,815          (276,336)         (124,390)
                                                           ------------------------------------------------

Other comprehensive loss:
   Additional minimum pension obligation (net of
     deferred taxes of $10,000, $56,000 and
     $105,000, respectively) (Note 7)                           (15,000)          (85,000)         (157,000)
                                                           ------------------------------------------------
Comprehensive income (loss)                                $ 14,692,815      $   (361,336)     $   (281,390)
                                                           ================================================

Per share of common stock (Note 1):
Net income (loss)- basic and diluted                       $      21.98            ($0.41)           ($0.19)
                                                           ================================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings

                                              Year ended June 30,
                                     2001             2000              1999
                                 ----------------------------------------------

Balance, beginning of year       $43,070,958     $ 43,347,294      $ 43,471,684

Net income (loss) for the year    14,707,815         (276,336)         (124,390)
                                 ----------------------------------------------

Balance, end of year             $57,778,773     $ 43,070,958      $ 43,347,294
                                 ==============================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                        Year ended June 30,
                                                             2001              2000             1999
--------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                        $ 14,707,815      $  (276,336)     $   (124,390)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Gain on sale of real estate held for rental            (18,629,597)         (81,407)               --
   Depreciation and amortization                            4,551,661        4,891,862         4,447,629
   Write-down of property and equipment                            --               --           300,000
   Deferred income taxes                                     (427,000)        (345,000)         (300,000)
   Equity in loss of affiliated entities                      606,984        1,203,710         1,071,882
   Minority interests' share of loss in subsidiaries       (1,480,977)      (1,070,479)         (880,466)
   Changes in operating assets and liabilities:
     Accounts, rents and other receivables                   (129,895)      (2,993,484)       (2,158,860)
     Inventories                                           (1,290,432)      (4,021,726)          121,536
     Prepaid expenses and other assets                       (777,406)         (40,361)         (141,228)
     Accounts payable                                         914,319       (1,123,482)        1,181,655
     Accrued expenses and other current liabilities          (703,577)         796,711          (754,188)
     Due to related parties                                   (96,860)         219,943          (996,907)
     Other liabilities                                       (640,762)        (126,839)         (297,360)
                                                         -----------------------------------------------
Cash (used in) provided by operating activities            (3,395,727)      (2,966,888)        1,469,303
                                                         -----------------------------------------------

Investing activities
Purchases of real estate held for rental                   (1,524,376)      (1,930,408)       (9,633,409)
Purchases of other property plant and equipment            (1,170,085)        (997,772)       (2,332,811)
Additions to tenant improvements                             (598,851)        (800,680)         (794,672)
Proceeds from sale of real estate held for rental          20,050,000        5,634,048                --
Investment in affiliated entities                          (1,906,749)      (2,159,066)       (4,844,787)
Payments received on mortgages receivable                          --           52,105            54,564
Restricted cash                                                26,053           26,179          (440,287)
Other investing activities                                    198,322          243,547            (4,815)
                                                         -----------------------------------------------
Net cash provided by (used in) investing activities        15,074,314           67,953       (17,996,217)
                                                         -----------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                                       Year ended June 30,
                                                             2001              2000             1999
--------------------------------------------------------------------------------------------------------
Financing activities
Proceeds from mortgages and notes payable to
   banks                                                 $    10,500      $  8,370,000      $ 21,235,000
Payments on mortgages and notes payable to
   banks                                                  (3,558,116)      (10,452,662)      (11,782,780)
Proceeds from related parties                                     --         8,775,000                --
Payments to related parties                               (5,600,000)       (3,175,000)               --
Minority interests' additional paid-in capital               382,500           198,357                --
Purchases of treasury stock                                  (46,285)          (20,160)           (9,360)
                                                         -----------------------------------------------
Net cash (used in) provided by financing activities       (8,811,401)        3,695,535         9,442,860
                                                         -----------------------------------------------

Net increase (decrease) in cash and cash equivalents       2,867,186           796,600        (7,084,054)
Cash and cash equivalents at the beginning of year         2,302,713         1,506,113         8,590,167
                                                         -----------------------------------------------
Cash and cash equivalents at the end of year             $ 5,169,899      $  2,302,713      $  1,506,113
                                                         ===============================================

Supplemental disclosure
Income taxes paid                                        $   456,524      $    459,600      $    968,923
                                                         ===============================================
Interest paid                                            $ 2,454,954      $  3,089,004      $  2,908,884
                                                         ===============================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                              June 30,
                                                       2001               2000
                                                   -----------------------------
Work-in-process and raw materials                  $ 1,938,535        $1,511,915
Finished goods                                       8,667,621         7,803,809
                                                   -----------------------------
                                                   $10,606,156        $9,315,724
                                                   =============================

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                                   Estimated
             Classification                                       Useful Life
--------------------------------------------------------------------------------
Buildings and improvements                                      15 to 40 years
Leaseholds and improvements                                      3 to 31.5 years
Machinery, equipment, parts and vehicles                         5 to 10 years
Furniture and furnishings                                        5 years

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

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("Statement No. 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets to be disposed of. A write-down of $300,000 was recorded for Whitlock Combing Company Inc. ("Whitlock") for the year ended June 30, 1999, (see Note 10). No write-down was recorded for the years ended June 30, 2001 and 2000.

Earnings Per Share

Basic and diluted per share amounts are based on 669,195 (2001), 669,922 (2000) and 670,126 (1999) weighted average shares of common stock outstanding.

Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board ("FASB") issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 deferred, for one year, the effective date of Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The rule applies to fiscal years beginning after June 15, 2000. The impact of the adoption of Statements No. 133 and 137 for the year ended June 30, 2001 did not have a significant impact on the Company's earnings or financial position.

Foreign Operations

A subsidiary, together with certain entities in which the subsidiary owns a 38% interest, is engaged in shrimp farming operations in Ecuador. Financial statements of such foreign entities are translated using the U.S. dollar as the functional currency since Ecuador has a hyperinflationary currency. Operations include exchange gains (included in selling, general and administrative expenses) of $0 (2001), $612,965 (2000) and $985,032 (1999) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

           The First Republic Corporation of America and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Business Combinations

In June 2001, the FASB issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. Management does not anticipate that the adoption of this statement will have a significant effect on results of operations or the financial position of the Company.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do no have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121. The Company is required to adopt Statement No. 142 no later than November 1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on results of operations or the financial position of the Company.

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

      Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's South Shore in New York State, harvesting and sale of scallops on property leased by the Company in Cape Canaveral, Florida, sales of shrimp from Ecuador (grown in Company leased ponds or purchased from a 38% owned entity and other third-parties) and sales of lobster tails, shrimp and other products purchased locally or imported from various other countries.

      Textile: Operations of two yarn spinning plants and a dye house located in South Carolina and Rhode Island.

The Company operates in four segments, as noted above. These segments are managed and reported separately because of the differences in products they produce and markets they serve. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income, i.e., results of operations before certain corporate items and income taxes. There are no intersegment sales.

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

Following is information about the Company's industry segments for each of the three years ended June 30:

                                                  2001              2000              1999
                                              ------------------------------------------------
Revenues:
   Real estate                                $ 15,920,186      $ 17,144,909      $ 16,269,235
   Hotel                                         6,423,848         6,518,827         5,262,824
   Seafood                                      34,650,348        29,451,921        17,164,814
   Textile                                      12,724,946        10,989,479        12,100,073
   Corporate                                       386,835           863,535           691,602
                                              ------------------------------------------------
                                              $ 70,106,163      $ 64,968,671      $ 51,488,548
                                              ================================================
Operating (loss) profit:
   Real estate (a)                            $  3,890,110      $  4,152,961      $  5,735,400
   Hotel                                           105,087           571,369            42,238
   Seafood (f)                                  (3,935,900)       (1,200,537)       (1,309,011)
   Textile (b)                                     (42,753)         (293,400)         (676,117)
                                              ------------------------------------------------
Total operating profit                              16,544         3,230,393         3,792,510

Corporate expenses                              (3,848,280)       (3,433,644)       (3,590,326)
Corporate interest expense                        (643,874)         (741,796)         (776,760)
Corporate revenue (e)                              386,835           863,535           691,602
Gain on sale of real estate                     18,629,597            81,407                --
Equity in loss of affiliated entities (c)         (606,984)       (1,203,710)       (1,071,882)
Minority interests' share of loss of
   subsidiaries                                  1,480,977         1,070,479           880,466
                                              ------------------------------------------------
Income (loss) before income taxes             $ 15,414,815      $   (133,336)     $    (74,390)
                                              ================================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

                                        2001            2000            1999
                                   --------------------------------------------
Identifiable assets:
   Real estate                     $ 33,944,580     $35,646,289     $41,004,974
   Hotel                              5,161,505       5,915,137       6,405,362
   Seafood                           31,496,637      28,352,641      21,050,906
   Textile                            9,591,173       9,501,781      10,025,734
   Corporate and other (d)           24,438,132      20,312,671      18,069,105
                                   --------------------------------------------
                                   $104,632,127     $99,728,519     $96,556,081
                                   ============================================

Depreciation and amortization:
   Real estate                     $  2,148,485     $ 2,286,744     $ 2,055,065
   Hotel                                899,677         832,232         524,928
   Seafood                              804,055         951,377         900,858
   Textile                              639,448         769,115         926,431
   Corporate and other                   59,996          52,394          40,347
                                   --------------------------------------------
                                   $  4,551,661     $ 4,891,862     $ 4,447,629
                                   ============================================

Capital expenditures--net:
   Real estate                     $  1,921,714     $ 2,308,232     $ 6,803,555
   Hotel                                201,513         422,856       3,624,526
   Seafood                              664,388         543,748         982,469
   Textile                              347,759         430,167       1,231,342
   Corporate and other                  157,938          23,857         119,000
                                   --------------------------------------------
                                   $  3,293,312     $ 3,728,860     $12,760,892
                                   ============================================

Geographic information:
   Revenues
     United States                 $ 69,466,474     $63,594,010     $48,725,498
     Ecuador                            639,689       1,374,661       2,763,050
                                   --------------------------------------------
                                   $ 70,106,163     $64,968,671     $51,488,548
                                   ============================================

Identifiable assets:
   United States                   $ 78,937,127     $75,496,519     $71,922,081
   Ecuador                           25,695,000      24,232,000      24,634,000
                                   --------------------------------------------
                                   $104,632,127     $99,728,519     $96,556,081
                                   ============================================

           The First Republic Corporation of America and Subsidiaries

2. Industry Segments and Foreign Operations (continued)

(a)   Includes mortgage interest expense of $1,268,079 (2001), $1,481,190
      (2000), and $1,395,541 (1999).
(b)   Includes losses from Whitlock (see Note 10).
(c)   See Note 3.
(d) Consists principally of investments in and advances to affiliated entities.
(e)   Includes interest income of $237,000 (2001), $117,000 (2000) and $275,000
      (1999).
(f)   Includes interest income of $1,035,000 (2001), $927,000 (2000) and
      $549,000 (1999).

3. Affiliated Entities

The following table summarizes information with respect to the Company's affiliated entities:

                                           Company's                       Company's
                                        Investments and                Equity in Income
                                           Advances                         (Loss)
                                     -----------------------------------------------------------
                         Company's
                         Ownership         June 30,                   Year ended June 30,
                        Percentage     2001         2000        2001         2000         1999
                        ------------------------------------------------------------------------
                                                    (In Thousands)
Sunscape Associates         50%      $   373      $   415      $  37       $    35       $    47
Mondragon Companies(1)      38%       14,382       13,113       (717)       (1,300)       (1,119)
Other                     Various        243          170         73            61            --
                                     -----------------------------------------------------------
                                     $14,998      $13,698      $(607)      $(1,204)      $(1,072)
                                     ===========================================================

(1)-- Advances to Mondragon from the Company were approximately $14,382,000 and $13,113,000 at June 30, 2001 and 2000, respectively (see Note 9).

           The First Republic Corporation of America and Subsidiaries

3. Affiliated Entities (continued)

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

Condensed combined financial information of the Mondragon Companies is as follows:

                                                            June 30,
                                                      2001              2000
                                                 ------------------------------
Assets
Current assets                                   $    945,000      $  2,254,000
Property and equipment--net of accumulated
   depreciation                                    13,018,000        11,157,000
Other assets                                            3,000             3,000
                                                 ------------------------------
Total assets                                     $ 13,966,000      $ 13,414,000
                                                 ==============================

Liabilities
Due to Bluepoints and other affiliates           $  6,580,000      $  5,017,000
Other current liabilities                             176,000           375,000
                                                 ------------------------------
Total current liabilities                           6,756,000         5,392,000

Long-term debt--Bluepoints                          8,928,000         8,928,000
                                                 ------------------------------
Total liabilities                                  15,684,000        14,320,000

Stockholders' equity                               (1,718,000)         (906,000)
                                                 ------------------------------
Total liabilities and equity                     $ 13,966,000      $ 13,414,000
                                                 ==============================

           The First Republic Corporation of America and Subsidiaries

3. Affiliated Entities (continued)

Seafood (continued)

                                               Year ended June 30,
                                    2001              2000              1999
                                -----------------------------------------------

Revenues                        $   285,000       $ 1,575,000       $ 3,027,000
Costs and expenses                2,171,000         4,995,000         5,973,000
                                -----------------------------------------------
Net loss                        $(1,886,000)      $(3,420,000)      $(2,946,000)
                                ===============================================

4. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

                                                                         June 30,
                                                                   2001            2000
                                                               ---------------------------
Variable rate mortgage payable due 2000, maturity
   date extended to August 2005 (1) and (4)                    $ 3,355,000     $ 3,355,000
Mortgages payable due 2002-2019 bearing interest
   at fixed rates of 7.0% to 8.5% (1), (2), (3), (5), (6),
   (7), (8), (9), (10), and (11)                                24,012,784      25,553,946
7.0% note to development authority paid
   November 2000 (1)                                                    --           6,454
                                                               ---------------------------
                                                                27,367,784      28,915,400
Less payments due within one year                                1,647,041       1,596,912
                                                               ---------------------------
                                                               $25,720,743     $27,318,488
                                                               ===========================

      (1)-- The net book value of real estate assets pledged as collateral is approximately $18,800,000 and $18,600,000 at June 30, 2001 and 2000,
            respectively.

           The First Republic Corporation of America and Subsidiaries

4. Long-Term Debt and Credit Facilities (continued)

      (2)--In fiscal 1998, the Company refinanced a mortgage, collateralized by the Brookhaven Shopping Center in Brookhaven Pennsylvania, which had an outstanding balance of approximately $1,500,000 for $2,500,000. The new loan bears interest at 7.8% per annum and provides for monthly payments of $20,601 including principal and interest commencing February 1, 1998 through December 31, 2007 when the remaining unpaid balance of $1,722,000 will become due. The balance was $2,306,596 and $2,368,628 at June 30, 2001 and 2000,
           respectively.

      (3)--The Company has a $9,000,000 term loan with interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2.0% or, (b) the Alternate Base Rate (as defined) plus 0.50%.The term loan requires amortization payments of $358,800 per annum. The term loan matures on October 21, 2002 and the revolving line of credit, which was scheduled to expire October 2001, is being extended to October 2002. At June 30, 2001 and 2000, the term loan balance was $7,714,300 and $8,073,100, respectively, with a fixed rate of interest of 7.5% and there was $0 and $2,000,000, respectively, outstanding under the revolving line of credit with an interest rate of 8.7% at June 30, 2000.

      (4)--On August 31, 1998, the Company obtained a $3,355,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. The construction loan, which matured on August 31, 2000 was extended to August 31, 2005. Interest on the construction loan was at the bank's prime rate from time to time, or at LIBOR plus 1.75% for one to twelve month periods, as elected by the Company. Interest on the extended loan will be based upon the five year United States Treasury Bond Rate plus 1.75%.

           The First Republic Corporation of America and Subsidiaries

4. Long-Term Debt and Credit Facilities (continued)

      (5)--On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520,000. The new $3,000,000 mortgage calls for monthly payments of $23,711 including principal and interest, bears interest at 7.25% and matures on September 1, 2018. In fiscal 1999, the Company incurred a pre-payment penalty of $100,794 which was included in selling general and administrative expenses in the accompanying consolidated statements of operations. The balance was $2,803,442 and $2,881,623 at June 30, 2001 and 2000, respectively.

      (6)--On December 18, 1998, the Company closed a loan with the Overseas Private Investment Corporation for $5,050,000. The loan is collateralized by a mortgage on the Waltham Engineering Center, bears interest at 7.3% per annum and provides for 15 semi-annual payments of principal and interest. The balance was $3,366,667 and $4,040,000 at June 30, 2001 and 2000, respectively.

      (7)--On March 30, 1999, the Company refinanced the $2,000,000 balance of a mortgage loan on the Colonial Bank (formerly known as Jefferson National Bank) Building in Miami Beach, Florida. The new loan bore interest at 7.65% per annum, payable monthly, and provided for monthly principal payments of $29,167 commencing May 1, 1999 through December 1, 2004. The balance was $1,925,000 at June 30, 1999. On
           May 1, 2000 this building was sold and the loan was repaid.

      (8)--On May 20, 1999, the Company obtained a $2,500,000 loan, from a bank, secured by a mortgage on the Shipps Corner Shopping Center, in Virginia Beach, Virginia, which the Company acquired in November 1998. The self liquidating loan calls for monthly payments of $19,000, including principal and interest, bears interest at 7% per annum, and matures in June 2019. The balance was $2,376,753 and $2,440,526 at June 30, 2001 and 2000, respectively.

           The First Republic Corporation of America and Subsidiaries

4. Long-Term Debt and Credit Facilities (continued)

       (9)--On July 26, 1996, the Company obtained a $4,000,000 loan, from a bank, secured by Greensboro North Shopping Center located in Greensboro, North Carolina. The loan calls for monthly payments of $35,850, including principal and interest, bears interest at 8.35% per annum, and matures on August 1, 2006 when the remaining unpaid balance of $2,521,772 plus interest will become due. The balance was $3,429,591 and $3,567,124 on June 30, 2001 and 2000, respectively.

       (10)--On February 4, 1994, the Company obtained a $3,000,000 loan, from a bank, secured by Greensboro South Shopping Center located in Greensboro, North Carolina. The loan calls for monthly payments of $29,543, including principal and interest, bears interest at 8.5% per annum, and matures on March 1, 2009. The balance was $2,007,238 and $2,182,945 on June 30, 2001 and 2000, respectively.

       (11)--On July 7, 2000, the Company obtained a $10,500 loan from a credit corporation, to purchase a forklift. The loan calls for monthly payments of $274, bears interest at 11.5%, and matures on June 7, 2004. The balance was $8,197 on June 30, 2001.

Aggregate principal payments on debt outstanding as of June 30, 2001 are as follows:

                                                                        Amount
                                                                     -----------
Year ending June 30:
  2002                                                               $ 1,647,041
  2003                                                                 8,694,779
  2004                                                                 1,394,418
  2005                                                                 1,451,003
  2006                                                                 1,515,501
  Thereafter                                                          12,665,042
                                                                     -----------
                                                                     $27,367,784
                                                                     ===========

           The First Republic Corporation of America and Subsidiaries

5. Disclosures About Fair Value of Financial Instruments

Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value for all financial instruments, whether recognized or not recognized in the balance sheets, for which it is practicable to estimate that value.

The following methods and assumptions were used by the Company in estimating fair values for financial instruments at June 30, 2001:

      Cash and Cash Equivalents, Accounts and Rents Receivable, Other Receivables, Restricted Cash, Cash and Securities in Trust for Tenants Security Deposits, Mortgage Escrow Funds and Security Deposits, Due from Related Parties, Accounts Payable, Accrued Expenses and Taxes Payable, Due to Related Parties and Other Liabilities: The carrying amounts of these assets and liabilities approximate fair value due to their short term nature.

      Notes Payable and Long-Term Debt: The carrying amount of notes payable and long-term debt with variable interest rates approximates fair value. For fixed rate notes payable, fair value is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the Company's notes payable and long-term debt is approximately $28,280,000.

6. Income Taxes

At June 30, 2001, the Company has a net operating loss carryforward of approximately $32,500,000 for income tax purposes that expires in 2002. This carryforward, which resulted from the merger of Merrimac Corporation ("Merrimac") into the Company on June 30, 1993, is available to reduce future taxable income, if any, of The First Republic Corporation of America but not the taxable income of any other member of the Company's group. Deferred tax assets and liabilities reflected the net tax effects of the net operating loss carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

           The First Republic Corporation of America and Subsidiaries

6. Income Taxes (continued)

                                                             June 30,
                                                       2001              2000
                                                   -----------------------------
Deferred tax assets:
   Net operating loss carryforwards                $11,100,000       $16,300,000
   Book basis provisions                             1,743,000         1,306,000
                                                   -----------------------------
Total deferred tax assets                           12,843,000        17,606,000
   Valuation allowance                              11,100,000        16,300,000
                                                   -----------------------------
Net deferred tax asset                             $ 1,743,000       $ 1,306,000
                                                   =============================

The components of income (loss) before income taxes are as follow:

                                         For the year ended June 30,
                                2001                2000                1999
                           ----------------------------------------------------

Domestic                   $ 16,722,010         $ 1,800,608         $ 1,514,201
Foreign                      (1,307,195)         (1,933,944)         (1,588,591)
                           ----------------------------------------------------
                           $ 15,414,815         $  (133,336)        $   (74,390)
                           ====================================================

Significant components of the income tax expense (benefit) are as follows:

                                           For the year ended June 30,
                                    2001               2000              1999
                                -----------------------------------------------
Current:
   Federal                      $   330,000         $  40,000         $  20,000
   State                            804,000           448,000           330,000
                                -----------------------------------------------
Total current                     1,134,000           488,000           350,000
                                -----------------------------------------------
Deferred:
   Federal                         (377,000)         (305,000)         (267,000)
   State                            (50,000)          (40,000)          (33,000)
                                -----------------------------------------------
Total deferred                     (427,000)         (345,000)         (300,000)
                                -----------------------------------------------
                                $   707,000         $ 143,000         $  50,000
                                ===============================================

           The First Republic Corporation of America and Subsidiaries

6. Income Taxes (continued)

The reconciliation of income tax expense computed at the U.S. Federal statutory tax rates to income tax expense follows:

                                                             2001                        2000                       1999
                                                 --------------------------------------------------------------------------------
                                                    Amount       Percent         Amount      Percent        Amount        Percent
                                                 --------------------------------------------------------------------------------
Tax at U.S. statutory rates                      $ 5,241,000      $34.0%      $ (45,000)      (34.0)%     ($ 25,000)      (34.0%)
Increases (reductions) resulting from:
   Alternative minimum tax                           330,000        2.1          40,000        30.0          20,000        26.9
   State taxes, net of federal tax benefit           498,000        3.2         269,000       201.7         196,000       263.5
   Loss from foreign operations (not subject
     to U.S. federal income taxes) reduced
     by portion charged to minority interest
     for which no tax benefit is recognized          444,000        2.9         658,000       493.5         540,000       725.9
   Minority interest in loss from domestic
     operations                                     (266,000)      (1.7)       (145,000)     (108.7)       (177,000)     (237.9)
   Net operating loss carryforwards               (5,442,000)     (35.3)       (668,000)     (501.0)       (411,000)     (552.2)
   Other items                                       (98,000)       (.6)         34,000        25.5         (93,000)     (125.0)
                                                 --------------------------------------------------------------------------------
                                                 $   707,000        4.6       $ 143,000       107.2%      $  50,000        67.2%
                                                 ================================================================================

7. Benefit Plans

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $215,000 and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) for each of the years ended June 30, 2001, 2000 and 1999.

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

           The First Republic Corporation of America and Subsidiaries

7. Benefit Plans (continued)

                                                          2001             2000
                                                      ----------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year            $ 4,541,000      $ 4,745,000
   Interest cost                                          344,000          339,000
   Actuarial gain                                         227,000          (74,000)
   Benefit payments                                      (455,000)        (469,000)
                                                      ----------------------------
Benefits obligation at end of year                    $ 4,657,000      $ 4,541,000
                                                      ============================

Change in plan assets:
   Fair value of plan assets at beginning of year     $ 3,912,000      $ 4,013,000
   Actual return on plan assets                           489,000           88,000
   Employer contributions                                 339,000          280,000
   Benefit payments                                      (455,000)        (469,000)
                                                      ----------------------------
Fair value of plan assets at end of year              $ 4,285,000      $ 3,912,000
                                                      ============================

Funded status:
   Funded status of the plan (underfunded)            $  (372,000)     $  (629,000)
   Unrecognized net actuarial loss                        427,000          403,000
                                                      ----------------------------
Accrued benefit cost                                  $    55,000      $  (226,000)
                                                      ============================

Amounts recognized in the statement of financial
   position consist of:
     Accrued benefit liability                        $  (372,000)     $  (629,000)
     Accumulated other comprehensive loss                 427,000          403,000
                                                      ----------------------------
Net amount recognized                                 $    55,000      $  (226,000)
                                                      ============================

Net periodic pension cost included the following components:

                                           2001           2000           1999
                                        ---------------------------------------

Interest cost on projected benefit
   obligation                           $ 345,000      $ 339,000      $ 332,000
Expected return on plan assets           (306,000)      (315,000)      (331,000)
Recognized net actuarial gain (loss)       18,000         12,000          5,000
                                        ---------------------------------------
Total pension expense                   $  57,000      $  36,000      $   6,000
                                        =======================================

           The First Republic Corporation of America and Subsidiaries

7. Benefit Plans (continued)

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at June 30, 2001 and 8.0% at June 30, 2000. The expected long-term rate of return on plan assets was 8.0% in all three years.

8. Leases

The Company is the lessee under a noncancellable operating ground lease which expires in 2065. The lease provides for rentals of $11,404 per year and requires future minimum rental payments aggregating $718,000 at June 30, 2001. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 9). Total rent expense for all operating leases amounted to approximately $121,000, $119,000 and $126,000 and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended June 30, 2001, 2000 and 1999, respectively.

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

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $2,400,000, $2,200,000 and $2,100,000 and are included in rents and other revenues--real estate and hotel operations on the accompanying consolidated statements of operations and comprehensive income
(loss) in the years ended June 30, 2001, 2000 and 1999, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                                        Amount
                                                                     -----------
Year ending June 30:
   2002                                                              $12,000,000
   2003                                                               10,300,000
   2004                                                                7,500,000
   2005                                                                6,000,000
   2006                                                                4,800,000
   Thereafter                                                         16,900,000
                                                                     -----------
                                                                     $57,500,000
                                                                     ===========

           The First Republic Corporation of America and Subsidiaries

9. Related Party Transactions

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

(1)--At June 30, 2001 and 2000, the minority share of stockholders' deficiency of Bluepoints amounted to $7,094,090 and $5,991,065, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)--Included in the investment balance of $14,382,000 and $13,113,000 are advances the Company has made to the Mondragon Companies amounting to $14,382,000 and $13,113,000 at June 30, 2001 and 2000, respectively (see
     Note 3). Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

9. Related Party Transactions (continued)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:

                                                                 Amount                    Related
                                                  ------------------------------------      Party
                  Transactions                      2001          2000          1999      Ownership
---------------------------------------------------------------------------------------------------
Insurance purchased in participation with the
   Rosen Group Properties:
     Premiums incurred                            $526,000     $  548,000     $292,000       --%
     Administrative fee received                   100,000         75,000       75,000       --
     Payable at June 30, to Rosen Group
       Properties for premiums above               526,000        512,000      292,000       --
Due from Rosen Group Properties                     85,000             --      150,000       --
Home office rent                                   108,000        105,000      104,000      100
Interest on $640,000 note to the Estate of
   A.A. Rosen                                       50,000         51,000       57,000
Note payable to the Estate of A.A. Rosen           640,000        640,000      640,000       --
Due from the Estate of A.A. Rosen                       --             --      468,000       --
Due from others                                    492,000        263,000      127,000       --
Due to the Tranel Group (defined below)                 --      5,600,000           --     various

See Note 4 for other related party information.

During fiscal 2000 the Company had borrowed funds from a group of entities (the "Tranel Group"), either owned or controlled by a major stockholder, to finance Bluepoints expanded importation and sale of lobster tails. The loans bore interest at 8% per annum and had no fixed repayment terms or maturity dates. The loans were repaid in October 2000.

10. Other Matters

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

           The First Republic Corporation of America and Subsidiaries

10. Other Matters (continued)

In June 1992, Whitlock, which was in the wool-combining business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets (included in the textile segment) of Whitlock, consisting of land and building are being held for sale and recorded at their estimated net realizable value of $500,000 at June 30, 2001. A write-down of $300,000 was taken in 1999. No write-down was taken in 2001 or 2000. Losses incurred to maintain the property such as real estate taxes and insurance amounted to approximately $143,000, $183,000 and $161,000 in 2001, 2000 and
1999, respectively.

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts and rents receivable. The Company maintains operating cash accounts at financial institutions in many states along the Eastern seaboard and, for its foreign subsidiaries, in Ecuador. Such accounts are subject to risk to the extent that the balances exceed the institutions' insurable limits. The Company's policy is designed to limit exposure to any one institution. Concentrations of credit risk with regard to accounts and rents receivable are limited due to the large number of entities comprising the Company's customer base and such base being dispersed over the industries in which the Company operates.

Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 2001.

During the years ended June 30, 2001, 2000 and 1999, there were 935, 480 and 234 shares of stock purchased for treasury at a cost of $46,285, $20,160 and $9,360, respectively.

           The First Republic Corporation of America and Subsidiaries

11. Selected Quarterly Financial Data (unaudited)

Summarized consolidated quarterly financial information for the years ended June 30, 2001 and 2000 is as follows:

2001                                       September 30        December 31         March 31            June 30
                                           ---------------------------------------------------------------------
Revenues                                   $ 15,800,309       $ 19,841,720       $ 16,779,355       $ 17,684,779
Expenses                                     16,013,751         20,558,858         18,298,992         19,323,337
Equity in loss of affiliated entities          (242,733)          (193,082)          (106,635)           (64,534)
Gain on sale of real estate held for
  rental                                             --         18,629,597                 --                 --
Minority interests' share of loss in
  subsidiaries                                 (410,466)          (389,135)          (366,000)          (315,376)
                                           ---------------------------------------------------------------------
(Loss) income before taxes                      (45,709)        18,108,512         (1,260,272)        (1,387,716)
Income tax expense                             (128,000)          (580,000)            (3,000)             4,000
                                           ---------------------------------------------------------------------
Net (loss) income                          $   (173,709)      $ 17,528,512       $ (1,263,272)      $ (1,383,716)
                                           =====================================================================
Net (loss) income per common share -
  basic and diluted                        $      (0.26)      $      26.19       $      (1.89)      $      (2.06)
                                           =====================================================================
Weighted average number of common
  stock outstanding basic and diluted           669,473            669,276            669,049            668,975
                                           =====================================================================

2000                                       September 30        December 31         March 31            June 30
                                           ---------------------------------------------------------------------
Revenues                                   $ 13,322,191       $ 17,133,028       $ 16,365,087       $ 18,148,365
Expenses                                     13,627,820         16,654,693         16,536,138         18,231,532
Equity in loss of affiliated entities          (382,144)          (106,968)          (321,037)          (393,561)
Gain on sale of real estate held for
  rental                                             --                 --                 --             81,407
Minority interests' share of loss in
  subsidiaries                                 (366,625)          (168,308)          (307,010)          (228,536)
                                           ---------------------------------------------------------------------
(Loss) income before taxes                     (321,148)           539,675           (185,078)          (166,785)
Income tax expense                              (67,000)          (120,000)          (105,000)           149,000
                                           ---------------------------------------------------------------------
Net (loss) income                          $   (388,148)      $    419,675       $   (290,078)      $    (17,785)
                                           =====================================================================
Net (loss) income per common share -
  basic and diluted                        $      (0.58)      $       0.63       $      (0.43)      $      (0.03)
                                           =====================================================================
Weighted average number of common
  stock outstanding basic and diluted           669,991            669,988            669,977            669,732
                                           =====================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:

                                            All Positions
                                           and Offices with
       Name                   Age             Registrant         Served Since
--------------------------------------------------------------------------------

Irving S. Bobrow              87        Director                  April 1983

Harry Bergman                 59        Director                  October 1991
                                        Treasurer                 June 1988
                                        Secretary                 June 1988
                                        President                 July 2001

Norman A. Halper              82        Director                  October 1969
                                        President                 April 1983
                                        Vice President            July 2001

Miriam N. Rosen               81        Director                  December 1995

Jonathan P. Rosen             57        Director                  February 1972
                                        Vice President            September 1978
                                        Chairman of the Board     December 1995

William M. Silverman          59        Director                  December 1981

Robert Nimkoff                40        Director                  April 1991
                                        Vice President            June 1988

Jane G. Weiman                57        Director                  December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 2001, upon the election and qualification of their successors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based on written representations received by it, that for the year ended June 30, 2001, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with.

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

                  (a)                        (b)          (c)              (d)
               Name and                                  Annual        Other Annual
          Principal Position                Year      Compensation   Compensation (1)
-------------------------------------------------------------------------------------
Jonathan P. Rosen                         6-30-01      $310,284          $10,577
Chairman                                  6-30-00       298,924            9,934
                                          6-30-99       290,360           10,692

Norman A. Halper (2)                      6-30-01       310,674           10,577
President and Chief Executive Officer     6-30-00       298,924            9,934
                                          6-30-99       290,360           10,692

Robert Nimkoff                            6-30-01       216,384           10,577
Vice President                            6-30-00       135,878            8,487
                                          6-30-99       124,397            8,556

Harry Bergman (2)                         6-30-01       191,415           10,577
Secretary--Treasurer                      6-30-00       187,673            9,934
                                          6-30-99       171,200           10,692

Stephen L. Bernstein                      6-30-01       195,528           10,577
VP & Corporate Counsel                    6-30-00       223,136            9,934
                                          6-30-99       217,443           10,692

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

      (2) As of July 1, 2001, Norman Halper resigned as President and became a Vice President and Harry Bergman became President

Compensation of Directors

Each director who is not an officer of the Company is paid $3,000 per quarter.

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones Equity Market Index and the Dow Jones Conglomerates Index for the five fiscal years ended June 30, 2001. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date. Prior to last year the Company had compared the performance of the Company's Common Stock with the Dow Jones Conglomerate Index. That index is no longer prepared and the Company does not believe it can reasonably identify a published industry or line of business index with respect to comparable companies. Accordingly, the Company has substituted for the Dow Jones Conglomerate Index the S&P SmallCap 600 Index.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                Among The First Republic Corporation of America,
              Dow Jones US Total Market Index and Standard & Poor's
                               Small Cap 600 Index
                           Fiscal Year Ending June 30

                              [LINE GRAPH OMITTED]

--------------------------------------------------------------------------------
                                              1996  1997  1998  1999  2000  2001
--------------------------------------------------------------------------------
The First Republic Corporation of America      100    94   119   127   131   122
--------------------------------------------------------------------------------
Dow Jones US Total Market Index                100   131   169   204   223   189
--------------------------------------------------------------------------------
S&P's Small Cap 600 Index                      100   122   145   142   162   180
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a. Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 13, 2001:

                                                Amount and Nature
Title of       Name and Address                   of Beneficial          Percent
 Class        of Beneficial Owner                 Ownership (1)         of Class
--------------------------------------------------------------------------------
Common       Mary Nimkoff                            93,243(2)           13.95%
             26 Buttonball Lane
             Weston, Connecticut

Common       Jonathan P. Rosen                      227,726(3)           34.06
             40 East 69th St.
             New York, New York

Common       Lynn M. Silverman                      113,350              16.95
             911 Park Avenue
             New York, New York

Common       Jane G. Weiman                         113,290              16.95
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

b. Security Ownership of Management

      The following table sets forth, as of September 13, 2001, certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                 Common Stock
                                      Common Stock               of Bluepoints
                              -----------------------------------------------------
                                 Amount        Percent      Amount          Percent
  Name of Officer             Beneficially       of       Beneficially        of
    or Director                Owned (1)        Class        Owned           Class
-----------------------------------------------------------------------------------
Irving S. Bobrow                    200           .03%
Robert Nimkoff                    8,299(2)       1.24
Norman A. Halper                    400           .06
Jonathan P. Rosen               227,726         34.06          500(3)        4.95%
Miriam N. Rosen                   7,677          1.15          500(3)        4.95
William M. Silverman                200(4)        .03             (4)
Jane G. Weiman                  113,290         16.95          500           4.95
All officers and directors
   as a group (7 persons)       357,792         53.52        1,500          14.85

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

      The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $9,100 per month as of June 30, 2001, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

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

      The Company had borrowed funds from Tranel Inc. (see Note 9) to finance its lobster tail operations. The indebtedness of $9,550,000 and interest of $138,000 was paid on October 4, 2000.

b. Certain Business Relationships

      The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal years ended June 30, 2001, 2000 and 1999, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $526,000, $548,000, and $292,000, respectively. The Company received fees of $100,000 in fiscal 2001, and $75,000 in fiscal 2000 and 1999, representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 2001, approximately $526,000 was payable to Rosen Group Properties.

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

c. Indebtedness of Management

      The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 2001, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1989 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at The Bank of New York and are due August 2002. Since July 1, 2000, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

      In addition, as of June 30, 2001, Mondragon was indebted to the Company for $14,381,559 of loans made by the Company to Mondragon on various dates between August 28, 1991 and June 25, 2001 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at the Bank of New York and have no fixed maturity. Since July 1, 2000, the largest aggregate amount of outstanding indebtedness from Mondragon to the Company was $14,381,559. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness.

      Since July 1, 2000, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $290,000. The balance at June 30, 2001 was $207,000. Such loans bear no interest and have no fixed maturity. Since July 1, 2000, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $4,213,000, which was the balance at June 30, 2001. Said indebtedness has no fixed maturity and bears interest at 7.3%.

      As of August 31, 2001, Bluepoints was indebted to the Company for $44,543,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 31, 2001. Such loans bear interest at the rate of 1% over the prime rate in effect at the Bank of New York and are due on demand. Since July 1, 2000, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $44,543,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

      The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 2001, the amount of the guarantee was $7,094,090.

d. Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page

a. 1. Financial Statements

     The following financial statements of The First Republic
     Corporation of America and Subsidiaries are included in Part II,
     Item 8:

         Reports of Independent Auditors.....................................20
         Consolidated Balance Sheets--June 30, 2001 and 2000
         Consolidated Statements of Operations and Comprehensive
           (Loss) Income--Years Ended June 30, 2001, 2000 and 1999
         Consolidated Statements of Retained Earnings--Years Ended
           June 30, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows--Years Ended
           June 30, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts......................61
         Schedule III--Real Estate and Accumulated Depreciation..............62

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

   21. Subsidiaries of the Company...........................................66

           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

-----------------------------------------------------------------------------------------------------------------------
             Col. A                        Col. B                   Col. C                   Col. D            Col. E

-----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                      ----------------------------------
                                         Balance at      Charged to       Charged to                         Balance at
                                        Beginning of     Costs and     Other Accounts--   Deductions--         End of
          Description                      Period         Expenses         Describe         Describe           Period
-----------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2001:
   Allowance for doubtful accounts        $ 30,000        $223,488                        $ (7,975)(a)        $245,513
                                          ========================                        ============================

Year ended June 30, 2000:
   Allowance for doubtful accounts        $ 85,007        $ 12,439                        $ 67,446(a)         $ 30,000
                                          ========================                        ============================

Year ended June 30, 1999:
   Allowance for doubtful accounts        $303,813        $ 30,000                        $248,806(a)         $ 85,007
                                          ========================                        ============================

(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 2001

         Column A                  Column B             Column C                       Column D
--------------------------------------------------------------------------------------------------------
                                                    Initial Cost to                Cost Capitalized
                                                        Company                      Subsequent to
                                                 ------------------------              Acquisition
                                                               Buildings        ------------------------
                                                              and Related                       Carrying
         Description             Encumbrances      Land          Assets         Additions         Costs
--------------------------------------------------------------------------------------------------------
Waltham Engineering
   Center,
   Waltham, Massachusetts--
   Seventeen multi-story
   industrial buildings          $3,366,667      $188,573      $2,163,945      $   736,095
Four Points Hotel--
   Syracuse, Liverpool, New
   York--Hotel operations                --            --       1,651,923        5,458,188
East Newark, New Jersey--
   Thirty multi-story
   industrial buildings           7,714,300       605,089       4,068,693       (2,278,315)
Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                3,429,591       379,947       1,696,953        1,022,443
Greensboro South,
   Greensboro, North Carolina--
   Shopping center                2,007,238       419,739       1,350,376        1,720,067
Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial
   building                              --        60,000       1,288,139         (484,454)
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                       --       293,814         758,886          217,955

         Column A                               Column E                        Column F       Column G
----------------------------------------------------------------------------------------------------------
                                          Gross Amount at Which
                                       Carried at Close of Period (a)
                                 -----------------------------------------
                                                Buildings
                                               and Related                     Accumulated      Date of
         Description               Land           Assets          Total        Depreciation   Construction
----------------------------------------------------------------------------------------------------------
Waltham Engineering
   Center,
   Waltham, Massachusetts--
   Seventeen multi-story
   industrial buildings           $188,573      $2,900,040      $3,088,613      $  761,225
Four Points Hotel--
   Syracuse, Liverpool, New
   York--Hotel operations               --       7,110,111       7,110,111       3,248,478
East Newark, New Jersey--
   Thirty multi-story
   industrial buildings            605,089       1,790,378       2,395,467         483,234
Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                 379,947       2,719,396       3,099,343       1,919,793
Greensboro South,
   Greensboro, North Carolina--
   Shopping center                 706,906       2,783,276       3,490,182       1,735,484
Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial
   building                         60,000         803,685         863,685          79,556
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                 360,507         910,148       1,270,655         794,352

         Column A                Column H          Column I
---------------------------------------------------------------
                                                 Life on Which
                                                Depreciation in
                                                 Latest Income
                                   Date            Statements
         Description             Acquired         is Computed
---------------------------------------------------------------
Waltham Engineering
   Center,
   Waltham, Massachusetts--
   Seventeen multi-story
   industrial buildings           7/01/62         10-20 years
Four Points Hotel--
   Syracuse, Liverpool, New
   York--Hotel operations         3/17/69          5-15 years
East Newark, New Jersey--
   Thirty multi-story
   industrial buildings           3/11/63         21-1/3 years
Greensboro Plaza,
   Greensboro, North Carolina--
   Shopping center                12/01/74        21-1/3 years
Greensboro South,
   Greensboro, North Carolina--
   Shopping center                12/01/74        21-1/3 years
Nyanza Building,
   Woonsocket, Rhode Island--
   Four story industrial
   building                       11/01/68        10-20 years
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                3/15/76           25 years

           The First Republic Corporation of America and Subsidiaries

         Column A                  Column B             Column C                       Column D
--------------------------------------------------------------------------------------------------------
                                                    Initial Cost to                Cost Capitalized
                                                        Company                      Subsequent to
                                                 ------------------------              Acquisition
                                                               Buildings        ------------------------
                                                              and Related                       Carrying
         Description             Encumbrances      Land          Assets         Additions         Costs
--------------------------------------------------------------------------------------------------------
First Republic Office
   Park,
   Liverpool, New York--
   Two, two-story office
   buildings                              --     $  351,600    $ 4,124,526     $  1,182,775
Virginia Beach Shopping
   Center,
   Virginia Beach,
   Virginia--
   Shopping center               $ 2,803,442        250,241        772,113          467,579
The First Republic
   Building Corp.,
   Liverpool, New York--
   Motor hotel                            --        413,779      5,681,562               --
Brookhaven Shopping Center,
   Brookhaven,
   Pennsylvania--
   Shopping Center                 2,306,596        521,798      3,632,019          (82,209)
Virginia Beach Shopping
   Center--
   Virginia Beach, Virginia        2,376,753        856,250      2,568,750               --
Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building &
   new construction at
   222 Merrimac St. (b)            3,355,000        195,213        377,317        6,399,031
Melbourne, Florida,
   Vacant land                            --      1,439,714             --            3,150
                                 ----------------------------------------------------------
Totals                           $27,359,587(c)  $5,975,757    $30,135,202     $ 14,362,305
                                 ==========================================================

         Column A                           Column E                        Column F       Column G      Column H      Column I
-----------------------------------------------------------------------------------------------------------------------------------
                                      Gross Amount at Which
                                   Carried at Close of Period (a)                                                    Life on Which
                              ----------------------------------------                                              Depreciation in
                                            Buildings                                                                Latest Income
                                           and Related                     Accumulated      Date of        Date        Statements
         Description           Land           Assets          Total        Depreciation   Construction   Acquired     is Computed
-----------------------------------------------------------------------------------------------------------------------------------
First Republic Office
   Park,
   Liverpool, New York--
   Two, two-story office
   buildings                  $  351,600    $ 5,307,301     $ 5,658,901     $ 1,825,547                   10/01/85     5-40 years
Virginia Beach Shopping
   Center,
   Virginia Beach,
   Virginia--
   Shopping center               397,338      1,092,595       1,489,933         795,745                    3/30/76    25-31.5 years
The First Republic
   Building Corp.,
   Liverpool, New York--
   Motor hotel                   413,779      5,681,562       6,095,341       5,681,562                    9/21/62     10-25 years
Brookhaven Shopping Center,
   Brookhaven,
   Pennsylvania--
   Shopping Center               149,456      3,922,152       4,071,608       2,716,673                   12/16/76     5-33 years
Virginia Beach Shopping
   Center--
   Virginia Beach, Virginia      856,250      2,568,750       3,425,000         203,870                   11/17/98     31.5 years
Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building &
   new construction at
   222 Merrimac St. (b)          236,713      6,734,848       6,971,561         599,691                   10/25/87     10-25 years
Melbourne, Florida,
   Vacant land                 1,442,864             --       1,442,864              --
                              ---------------------------------------------------------
Totals                        $6,149,022    $44,324,242     $50,473,264     $20,845,210
                              =========================================================

(a) Cost for Federal income tax purposes approximates amounts reflected in Column E.
(b) A mortgage is held by the bank who provides a line of credit to the Company. (See Note 5 to the consolidated financial statements.)
(c) Excludes $8,197 of mortgages on real estate used in the textile operations.

           The First Republic Corporation of America and Subsidiaries

                                                                   Year ended June 30,
                                             ----------------------------------------------------------------
                                                          1999                             2000
                                             ----------------------------------------------------------------
                                              Real Estate     Accumulated       Real Estate     Accumulated
                                                 Owned        Depreciation         Owned        Depreciation
                                             ----------------------------------------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of the
   year:
     Balance, beginning of year              $ 50,748,387     $ 22,315,975     $ 56,228,810     $ 19,709,189
     Additions                                  9,633,409        1,546,200        1,930,408        1,968,474
     Deductions:
       Write-offs of fully depreciated
         assets                                (4,152,986)      (4,152,986)        (137,584)        (137,584)
       Sale of assets                                  --               --       (7,687,424)      (2,134,783)
                                             ----------------------------------------------------------------
     Balance, end of year                    $ 56,228,810     $ 19,709,189     $ 50,334,210     $ 19,405,296
                                             ================================================================

                                                  Year ended June 30,
                                             -----------------------------
                                                         2001
                                             -----------------------------
                                              Real Estate     Accumulated
                                                 Owned        Depreciation
                                             -----------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of the
   year:
     Balance, beginning of year              $ 50,334,210     $ 19,405,296
     Additions                                  1,524,376        1,944,224
     Deductions:
       Write-offs of fully depreciated
         assets                                  (295,601)        (295,601)
       Sale of assets                          (1,089,721)        (208,709)
                                             -----------------------------
     Balance, end of year                    $ 50,473,264     $ 20,845,210
                                             =============================

Note: Includes assets used in the real estate and hotel operations.

                            LANGOMORRO, LANGOSTINERA
                              EL MORRO CIA. LTDA.
                            AND AFFILIATED COMPANIES

================================================================================

                                            Audit Report of the Consolidated and
                                                   Combined Financial Statements
                                      For the years ended June 30, 2001 and 2000

[LOGO] BDO

                      [Letterhead of BDO Stern Cia, Ltda.]

Independent Auditor's Report

To the Board of Directors
Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies New York, U.S.A.

1. We have audited the consolidated and combined balance sheet of Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies as of June 30, 2001 and 2000, and the related consolidated and combined statements of operations and deficit, and of cash flows, for each of the years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

2. We conducted our audits in accordance with generally accepted auditing standards prevailing in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audits provide a reasonable basis for our opinion.

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies to June 30, 2001 and 2000, and the results of their operations and their cash flows for the each of the years ended June 30, 2001, 2000 and 1999, in conformity with generally accepted accounting principles prevailing in the United States of America.

[LOGO] BDO

4. The economic conditions prevailing in the country during 2000 have been strongly influenced in past years by a progressive deterioration process, characterized among others by high inflation rates and the Sucre devaluation, general bank and financial system crisis, restricted assets to international credits and a strong reduction in the economy activity of the country. In March 13, 2000 the National Congress approved the Ecuadorian Economic Transformation Law, which established the exchange of circulation Sucres for US Dollar at S/.25.000 per US$1. As explained in the significant accounting policies, the authorities established a translation process of the financial statement to April 30, 2000 from Sucres to US Dollars. Subsequent to the monetary unit exchange, the prices of local goods and services continued in a progressive adjustment process, determining a 28% increase in the general consumer price index from May 1 to December 31, 2000. Authorities estimate that the price adjustment and inflation rates will gradually decrease in the following months when relatives prices are accompanied by strengthening of the local financial system. Because of the situations, it is not possible to integrally establish the effects of these conditions over the future evolution of the national economy and its consequences, if any, on the economy and financial position of the Company and the results of its future operations. The accompanying financial statements should be read the light of these uncertain circumstances.


/s/ BDO Stern

August 3, 2001
Guayaquil, Ecuador

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                        Consolidated and Combined Balance Sheets

================================================================================

As of June 30,                                                    2001               2000
==========================================================================================
Assets
Current assets:
   Cash in bank                                         US$      7,794     US$      2,416
   Accounts receivable (Note A)                                 31,173             29,259
   Due from related parties (Note B)                           879,222            755,459
   Inventories (Note C)                                         11,362          1,450,469
   Prepaid expenses                                             14,665             15,937
------------------------------------------------------------------------------------------

Total current assets                                           944,216          2,253,540

Property, machinery and equipment (Note D)                  13,018,372         11,157,141
Permanent investments (Note E)                                   3,066              3,066
Other assets (Note F)                                               --                 --
------------------------------------------------------------------------------------------

                                                        US$ 13,965,654     US$ 13,413,747
==========================================================================================

Liabilities and stockholders' equity
   Current liabilities:
   Notes and accounts payable (Note G)                  US$     54,043     US$    303,497
   Due to related parties (Note H)                           4,216,875          3,772,761
   Interest payable                                          2,472,657          1,311,919
   Accrued expenses                                             12,007              4,118
------------------------------------------------------------------------------------------

Total current liabilities                                    6,755,582          5,392,295

Long-term debt (Note I)                                      8,928,021          8,928,021

Stockholders' equity:
   Common stock, S/. 10.000 and S/. 5.000 par
      value per share, 12,010,000 and 311,918 shares
      authorized, issued, and outstanding (Note J)           6,200,550          6,200,550
    Additional paid-in capital (Note K)                      8,977,789          7,902,789
    Accumulated deficit (Note L)                           (16,896,288)       (15,009,908)
------------------------------------------------------------------------------------------

Total stockholders' equity                                  (1,717,949)          (906,569)
------------------------------------------------------------------------------------------

                                                        US$ 13,965,654     US$ 13,413,747
==========================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                  Consolidated and Combined Statements of Operations and Deficit

================================================================================

For the years ended June 30,                    2001               2000               1999
==========================================================================================

Income:

  Net sales (Note M)                  US$    261,678     US$  1,560,569     US$  2,757,599
  Other income                                23,529             13,990            269,141
------------------------------------------------------------------------------------------

                                             285,207          1,574,559          3,026,740
Cost and operating expenses:

  Cost of products sold                      827,652          2,987,836          3,830,118
  Administrative expenses                    143,323            113,414             83,432
  Interest expenses                        1,200,612          1,298,153            494,910
  Loss on translation                             --            575,811          1,309,958
  Amortization of facilities costs                --                 --            215,585
  Other expenses                                  --             19,220             38,386
------------------------------------------------------------------------------------------

                                           2,171,587          4,994,434          5,972,389
------------------------------------------------------------------------------------------

Net loss                                  (1,886,380)        (3,419,875)        (2,945,649)
Deficit as of June 30,                   (15,009,908)       (11,590,033)        (8,627,515)
Adjustment to previous year                       --                 --            (16,869)
------------------------------------------------------------------------------------------

Accumulated deficit to June 30,
  (Note L)                            US$(16,896,288)    US$(15,009,908)    US$(11,590,033)
==========================================================================================

                             See summary of significant accounting practices and
                                     notes to consolidated financial statements.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                                         Statement of Cash Flows - Direct Method

================================================================================

For the years ended June 30,                                2001              2000              1999
=====================================================================================================
Cash flows from operating activities:

  Cash paid to suppliers and employees             US$  (410,536)    US$  (632,642)    US$(2,139,768)
  Financial expenses                                     (39,874)         (113,498)       (1,316,405)
  Other income                                            23,529            10,713           230,755
-----------------------------------------------------------------------------------------------------

  Net cash used in operating activities                 (426,881)         (735,427)       (3,225,418)
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Cash received by bulding sales                          49,022                --                --
  Payments for purchase of property
    machinery and equipment                           (1,012,115)       (1,055,374)         (773,794)
-----------------------------------------------------------------------------------------------------

  Net cash used in investing activities                 (963,093)       (1,055,374)         (773,794)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Loans received from related companies                  320,352                --                --
  Net borrowing under line-of-credit
    agreements-net payments                                   --           136,606         4,002,583
  Additions in additional paid-in capital              1,075,000         1,400,000            62,000
-----------------------------------------------------------------------------------------------------

  Net cash provided by financing activities            1,395,352         1,536,606         4,064,583
-----------------------------------------------------------------------------------------------------

  Effect due to variation in cash exchange rate               --           251,870           (65,848)
-----------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash                          5,378            (2,325)             (477)
  Cash at beginning of the period                          2,416             4,741             5,218
-----------------------------------------------------------------------------------------------------

  Cash at end of the period                        US$     7,794     US$     2,416     US$     4,741
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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

             Reconciliation of Net Loss to Net Cash Used in Operating Activities

================================================================================

For the years ended June 30,                                 2001              2000              1999
======================================================================================================
Net loss                                            US$(1,886,380)    US$(3,419,875)    US$(2,945,649)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation                                            562,091           479,243           218,649
  Increase decrease in fixed assets, net                  (21,122)            4,607                --
  Amortization of facilities costs                             --           107,790           215,584
  Loss on translation                                          --           575,811         1,309,958

Changes in operating assets and liabilities:

  (Increase) decrease in accounts receivable and
    related parties                                        (1,914)         (491,296)          388,016
  Increase in inventories                                      --          (538,076)         (280,568)
  Decrease (increase) in prepaid expenses                   1,271            (9,244)           (2,389)
  (Decrease) increase in accrued expenses                (249,454)        1,968,030          (682,500)
  Increase (decrease) in accounts payable and
    due to related parties                              1,168,627           587,583        (1,446,519)
------------------------------------------------------------------------------------------------------

Net cash used in operating activities               US$  (426,881)    US$  (735,427)    US$(3,225,418)
======================================================================================================

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

Operations              Since the beginning of operations in 1981 and until June
                        30, 2001, the Company has had recurring losses totaling
                        US$16,896,288. The origins of these recurrent losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 542 hectares of land available in the ponds and grow-out pools.

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

Accounting principles   The Company maintains its accounting records in Dollars,
                        translated under the dollarization scheme stated in the Accounting Ecuadorian Standards (NEC 17) prevailing in
                        Ecuador since March 31 (date of transition), this effect was reversed to realize financial statements are translated using the U.S. Dollars as the functional currency, in accordance with generally accepted accounting principles prevailing in the United States of America.

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

                        The purchasing power of the local currency measured by the Consumer Price Index, calculated by the National Institute of Statistics and Census, is as follows:

                            Year ended December 31           Annual inflation
                        --------------------------------------------------------
                                    1996                             26%
                                    1997                             31%
                                    1998                           43.4%
                                    1999                             53%
                                    2000                             91%
                                    2001         June 30,          33.2%

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

--------------------------------------------------------------------------------

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

A. Accounts             A summary of this account follows:
   receivable

                                                                 June 30,
                                                      ------------------------------
                                                             2001               2000
                        ------------------------------------------------------------
                        Clients (1)                   US$     892       US$      --
                        Advances to contractors             3,669             8,292
                        Employees                             406               621
                        Advances to tax                     3,945             3,825
                        Insurance claims                   15,146            15,146
                        Others                              7,115             1,375
                        ------------------------------------------------------------
                                                      US$  31,173       US$  29,259
                        ============================================================

                        (1) Corresponds to shrimp delivery not liquidated by Emporsa, Isca, Camazul with Promariscos.

B. Due from related     A summary of this account follows:
   parties

                                                                         June 30,
                                                             -----------------------------
                                                                     2001             2000
                        ------------------------------------------------------------------
                        Larfico, Larvas del Pacifico S.A.    US$  702,648     US$  693,029
                        Comercial Inmobiliaria
                          Golconsa S.A.                             6,931            6,931
                        Comercorp                                 106,624           37,184
                        Ing. Carlos Perez                          39,896               --
                        Bunsen                                        892              892
                        Inmobiliaria Ma. Luciana                   19,506           16,906
                        Others companies, individually
                          Immaterial                                  515              517
                        Camarecsa, Camarones
                          Ecuatorianos S.A.                         2,210               --
                        ------------------------------------------------------------------

                                                             US$  879,222     US$  755,459
                        ==================================================================

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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

C. Inventories          A summary of this account follows:

                                                                   June 30,
                                                    ----------------------------------
                                                              2001                2000
                        --------------------------------------------------------------
                        Products in process         US$         --      US$  1,419,616
                        Materials and supplies              11,362              30,853
                        --------------------------------------------------------------

                                                    US$     11,362      US$  1,450,469
                        ==============================================================

D. Property,            A summary of this account follows:
   machinery
   and equipment

                                                                                    June 30,
                                                                  --------------------------------------
                                                                               2001                 2000
                        --------------------------------------------------------------------------------
                        At acquisition cost:
                          Vehicles                                US$       212,977    US$       235,739
                          Fishing boats                                     410,549              397,737
                          Machinery and equipment                           934,432              898,847
                          Construction in progress                           32,450               13,150
                          Furniture and office equipment                     58,785               53,935
                          Various and equipment of radio                     88,432               98,729
                          Land                                                4,184                4,184
                          Pools and reservoirs                            4,507,909            2,299,117
                          Recirculation of water (1)                      7,404,610            7,404,610
                          Sluices for channels                              289,866              302,629
                          Tools and fishing tackle                            2,449                2,884
                          Pumping station                                   734,442              732,202
                          Laboratory equipment                                3,844                5,655
                          Housing for personnel                              82,310               82,310
                          Bridge and wharf                                   26,434               26,434
                          Wall repairs                                      776,928              825,729
                          Offices in Guayaquil                                   --               76,840
                          Computer equipment                                  8,916                8,916
                          Civil works                                       367,066              367,066
                        --------------------------------------------------------------------------------

                                                                         15,946,583           13,836,713
                        Less accumulated depreciation                     2,928,211            2,679,572
                        --------------------------------------------------------------------------------

                                                                  US$    13,018,372    US$    11,157,141
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

                        (1) This account was incorporated in June 1996 and started its depreciation on July 1996

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                        Notes to Consolidated and Combined Financial Statements

================================================================================

E. Permanent            A summary of this account follows:
   investments

                                                                               June 30,
                                                                    -----------------------------
                                                    Percentage of
                                                     stock owned            2001             2000
                        -------------------------------------------------------------------------
                        Larvas del Pacifico S.A.        0,06        US$      307     US$      307
                        Isca, Isla Camaronera C.A.      0,06               2,759            2,759
                        -------------------------------------------------------------------------

                                                                    US$    3,066     US$    3,066
                        =========================================================================

F. Other assets         A summary of this account follows:

                                                                          June 30,
                                                          ---------------------------------------
                                                                       2001                  2000
                        -------------------------------------------------------------------------
                        Langomorro and Camazul:
                          Facilities costs                US$       721,471     US$       721,471

                        Isca:
                          Facilities costs                          356,439               356,439
                        -------------------------------------------------------------------------

                        Total                                     1,077,910             1,077,910
                        Amortization                             (1,077,910)           (1,077,910)
                        -------------------------------------------------------------------------

                                                          US$            --     US$            --
                        =========================================================================

                        This account was amortized in five years, starting on January 1995.

G. Notes and accounts   A summary of this account follows:
   payable

                                                                             June 30,
                                                           --------------------------------------
                                                                     2001                    2000
                        -------------------------------------------------------------------------
                        Suppliers:
                           Trainers                        US$      5,205       US$            --
                           Seguros Unidos                           9,174                  15,086
                           Bank Overdraft                          13,053                      --
                           Liris                                    6,033                      --
                           Promariscos (1)                             --                 164,552
                           Gerenfoque S.A.                          5,040                      --
                           Others                                   4,972                  56,111
                        -------------------------------------------------------------------------

                                                                   43,477                 235,749
                        Tax returns                                10,566                  10,113
                        Others                                         --                  57,635
                        -------------------------------------------------------------------------

                                                           US$     54,043       US$       303,497
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

H. Due to related       A summary of this account follows:
   parties

                                                                      June 30,
                                                    ----------------------------------------
                                                                2001                    2000
                        --------------------------------------------------------------------
                        Emporsa, Empacadora y
                          Exportadora S.A.          US$      691,296        US$      233,207
                        Camarecsa, Camarones
                          Ecuatorianos S.A.                       --                   3,326
                        Marchelot S.A.                     3,218,342               3,223,622
                        Bluepoints Co. Inc.                  306,937                 306,937
                        Ing. Carlos Perez                         --                   5,369
                        Others                                   300                     300
                        --------------------------------------------------------------------

                                                    US$    4,216,875        US$    3,772,761
                        ====================================================================

                        The accounts with related companies correspond to monies received as loans by current accounts maintained with these companies, non-interest bearing and without fixed maturity.

                        As of June 30, 2001 and 2000, Bluepoints Co. Inc. includes US$295,814 and US$ 295,814 respectively, for advances on future export-loans, recorded at the free market rate of exchange.

                        (1) Includes the proportional part of the loan received from OPIC, which was partially delivered to the Langomorro Companies Group.

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

I. Long-term debt       A summary of this account follows:

                                                                                   June 30,
                                                                     -------------------------------------
                                                                                2001                  2000
                        ----------------------------------------------------------------------------------
                        Statecourt Enterprise                        US$     405,000       US$     405,000
                        Bluepoints Co. Inc.:
                          Langomorro, Langostinera
                          El Morro Cia. Ltda.                              6,214,000             6,214,000
                          Isca, Isla Camaronera C.A.                       1,451,666             1,451,666
                          Camazul Cia. Ltda.                                 550,000               550,000
                        ----------------------------------------------------------------------------------

                                                                           8,620,666             8,620,666
                        Marchelot S.A.                                       307,355               307,355
                        ----------------------------------------------------------------------------------

                                                                     US$   8,928,021       US$   8,928,021
                        ==================================================================================

                        The obligation with Bluepoints Co. Inc. was generated in June, 1998 with a 9,25% prime interest rate.

J. Common stock         A summary of this account follows:

                                                                                   June 30,
                                                                     -------------------------------------
                                                                                2001                  2000
                        ----------------------------------------------------------------------------------
                        Langomorro, Langostinera
                        El Morro Cia. Ltda.                          US$   4,887,880       US$   4,887,880
                        Isca, Isla Camaronera C.A.                         1,312,670             1,312,670
                        ----------------------------------------------------------------------------------

                                                                     US$   6,200,550       US$   6,200,550
                        ==================================================================================

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

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

                        According to control entities dispositions, the Company is in process of replacing share in Sucres by US Dollar denominated shares.

K. Additional paid-in   A summary of this account follows:
   capital

                                                                                       June 30,
                                                                     -------------------------------------
                                                                                2001                  2000
                        ----------------------------------------------------------------------------------
                        Balance June 30                              US$   7,902,789       US$   6,502,789
                        Additions from July 1, 2000 to
                          June 30, 2001                                    1,075,000             1,400,000
                        ----------------------------------------------------------------------------------

                                                                     US$   8,977,789       US$   7,902,789
                        ==================================================================================

L. Accumulated          As of June 30, 2001 and 2000 the Company maintained an
   deficit              accumulated deficit of US$16,896,288 and US$15,009,908
                        respectively, the current liabilities exceeded total current assets by US$5,811,366 in 2001 and US$3,138,755 in 2000. The origins of these recurrent losses are principally the deficiencies in the effective exploitation and productivity in prior years of the 716 hectares of land available, of which 542 correspond to ponds and grow-out pools, another 71 are used as service areas and 103 hectares are unused.

                        These elements show that the Company may be unable to continue as a going concern. However, the continuity of the Company as a going concern will depend, as much on additional financing funds that could be obtained as well as on having profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        "The Company intend to continue to fund the operations and capital improvements of both operations including the importation of larve from Panama, screening our ponds and our method of growing out larger juvenile animals that has proven to be a successful method of combating white spot syndrome virus. The implementation of these procedures along with our tolerine product and our patented ozone operation will give us what we believe to be not only a very profitable shrimp farming operation, but also a system and product that we can successfully market to other shrimp producers".

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

M. Net sales            The volumes of shrimp sold by the individual companies
                        were as follows:

                                             Volume (pounds)           Year ended June 30
                                           ---------------------------------------------------
          Company                             2001       2000             2001            2000
          ------------------------------------------------------------------------------------
          Langomorro, Langostinera
            El Morro Cia. Ltda. &
          Camazul Cia. Ltda.               46.733      343.681    US$  185,051    US$1,036,008
          Isca, Isla Camaronera C.A.      19.800      187.411          76,627         524,561
          ------------------------------------------------------------------------------------

          Total                            66.533      531.092    US$  261,678    US$1,560,569
          ====================================================================================

                        In 2001 and 2000 the 46.733 and 343.681 pounds of shrimp sold by Langomorro Cia. Ltda. were produced utilizing 393 hectares, resulting in a productivity of 119 and 875 pounds per hectare respectively in these years. The
                        19.800 and 187.411 pounds of shrimp sold by Isca C.A. were produced utilizing 149 hectares, resulting in a productivity of 133 and 1.258 pounds per hectare respectively in these years.

N. Exchange rates       The free market exchange rate in effect on June 30, 2001
                        and 2000 was S/. 25.000 and S/. 25.000 to US$1.00
                        respectively (S/.25.000 to US$ 1.00 on July 31, 2001 and
                        US$ 1.00 of S/.25.000 on August 9, 2000).

                                    Langomorro, Langostinera El Morro Cia. Ltda.
                                                        and Affiliated Companies

                         Notes to Consolidated and Combined Financial Statements

================================================================================

0. Income tax return    The income tax returns of the Companies have been
                        reviewed up to the same period, without important observations from the tax authorities, as shown below:

                                     Companies                           Period reviewed
                        ----------------------------------------------------------------
                        Langostinera del Morro (Langomorro)                    1996
                        Isla, Camaronera (Isca)                                1996
                        Camazul                                                1996

P. Subsequent events    Between June 30, 2001 and August 3, 2001, date of issue
                        of this report, no subsequent events have accrued that, in the opinion of the Company's management, could have an important effect on these financial statements.

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


/s/ Harry Bergman                              Date      October 15, 2001
------------------------------------           --------------------------
Harry Bergman, Director


/s/ Irving S. Bobrow                           Date      October 15, 2001
------------------------------------           --------------------------
Irving S. Bobrow, Director


/s/ Norman A. Halper                           Date      October 15, 2001
------------------------------------           --------------------------
Norman A. Halper, Director


/s/ Robert Nimkoff                             Date      October 15, 2001
------------------------------------           --------------------------
Robert Nimkoff, Director


/s/ Miriam N. Rosen                            Date      October 15, 2001
------------------------------------           --------------------------
Miriam N. Rosen, Director


/s/ Jonathan P. Rosen                          Date      October 15, 2001
------------------------------------           --------------------------
Jonathan P. Rosen, Director