Form 10-Q
period 2001-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 2001-11-26
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001               Commission File Number 0-1437
--------------------------------------------------------------------------------

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

As of November 13, 2001, there were 668,327 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION
                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,       June 30,
                                                            2001              2001
                                                            ----              ----
                                                         (UNAUDITED)    (SEE NOTE BELOW)
Assets

Current Assets
  Cash and Cash Equivalents                             $  2,103,889      $  5,169,899
  Accounts Receivable                                      6,318,952         6,930,795
  Inventories (Note 2)                                    10,946,757        10,606,156
  Other Current Assets                                     4,566,612         4,403,500
                                                        ------------      ------------
        Total Current Assets                              23,936,210        27,110,350
                                                        ------------      ------------
Property, Plant and Equipment                             75,419,441        75,240,763
    Less: Accumulated Depreciation                        31,421,996        31,012,694
                                                        ------------      ------------
      Net Property, Plant and Equipment                   43,997,445        44,228,069
                                                        ------------      ------------
Investments in and Advances to Affiliated Entities        15,186,621        13,698,287

Other Assets                                              18,281,705        19,595,421
                                                        ------------      ------------

TOTAL ASSETS                                            $101,401,981      $104,632,127
                                                        ============      ============

Liabilities and Stockholders' Equity

Current Liabilities                                     $  5,741,406      $  7,830,403
                                                        ------------      ------------

Long-Term Debt                                            25,494,926        25,720,743
                                                        ------------      ------------

Other Liabilities                                          1,551,101         1,936,405
                                                        ------------      ------------
Stockholders' Equity:
  Common Stock                                             1,175,261         1,175,261
  Other Stockholders' Equity                              67,439,287        67,969,315
                                                        ------------      ------------
        Total Stockholders' Equity                        68,614,548        69,144,576
                                                        ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $101,401,981      $104,632,127
                                                        ============      ============

NOTE: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three months ended
                                                                  September 30,
                                                             2001               2000
                                                             ----               ----
Revenues
  Sales-Textile and Seafood                              $  7,809,353       $  9,359,560
  Real Estate and Hotel Operations                          5,375,836          5,867,438
  Other                                                       522,865            573,311
                                                         ------------       ------------
      Total Revenues                                       13,708,054         15,800,309
                                                         ------------       ------------

Expenses
  Cost of Sales - textile and seafood                       8,151,490          9,251,626
  Operating - real estate and hotel                         2,479,635          2,589,692
  Selling, general & administrative                         1,779,615          1,904,368
  Depreciation and amortization                             1,070,405          1,050,604
  Real estate taxes                                           477,929            535,123
  Interest                                                    581,671            682,338
  Minority interests' share of loss of subsidiaries          (507,883)          (410,466)
                                                         ------------       ------------

      Total Expenses                                       14,032,862         15,603,285
                                                         ------------       ------------

  (Loss) income before income taxes and
    equity in loss of affiliated entities                    (324,808)           197,024
  Equity in loss of affiliated entities                       (96,495)          (242,733)
  Income taxes - Note 3                                      (100,000)          (128,000)
                                                         ------------       ------------

      Net Loss                                           ($   521,303)      ($   173,709)
                                                         ============       ============

  Loss per share:
      New Loss - basic and diluted                       $       (.78)      $       (.26)
                                                         ============       ============

Weighted average shares outstanding
      Basic and diluted                                       668,537            669,473
                                                         ============       ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           THE FIRST REPUBLIC CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three months ended
                                                               September 30, 2001

                                                             2001              2000
                                                         -----------       -----------
OPERATING ACTIVITIES
  Net Loss                                               ($  521,303)      ($  173,709)
    Adjustments to Reconcile Net Loss to
    Cash Used in Operating Activities:
      Depreciation and Amortization                        1,070,405         1,050,604
      Minority Interests' Share of Loss in
        Subsidiaries                                        (507,883)         (410,466)
  Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Accounts Receivables            611,843          (603,022)
      Increase in Inventories                               (340,601)       (3,176,050)
      (Increase) Decrease in Other Current Assets           (163,112)          122,109
      Decrease in Current Liabilities                     (2,088,997)         (471,793)
      Decrease in Other Liabilities                         (385,304)         (217,147)
                                                         -----------       -----------
    NET CASH USED IN OPERATIONS                           (2,324,952)       (3,879,474)
                                                         -----------       -----------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                 (839,781)       (1,231,548)
  Other                                                      333,265          (169,511)
                                                         -----------       -----------
    NET CASH USED IN INVESTING ACTIVITIES                   (506,516)       (1,401,059)
                                                         -----------       -----------

FINANCING ACTIVITIES
Payments on Mortgages and Notes Payable to Banks            (225,817)         (208,123)
Other Financing Activities                                    (8,725)        3,950,000
                                                         -----------       -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (234,542)        3,741,877
                                                         -----------       -----------
DECREASE IN CASH & CASH EQUIVALENTS                       (3,066,010)       (1,538,656)
Cash and Cash Equivalents at Beginning of Period           5,169,899         2,302,713
                                                         -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,103,889       $   764,057
                                                         ===========       ===========

   SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2. INVENTORIES

                                             September 30,            June 30,
                                                 2001                   2001
                                                 ----                   ----

Work-in process and
  raw materials                               $ 1,646,094            $ 1,938,535
Finished goods                                  9,300,663              8,667,621
                                              -----------            -----------
                                              $10,946,757            $10,606,156
                                              -----------            -----------

3. INCOME TAXES

                                                       Three Months Ended
                                                         September 30,
                                                  2001                    2000
                                                  ----                    ----

Federal                                         $     --                $ 20,000
State                                            100,000                 108,000
                                                --------                --------
                                                $100,000                $128,000
                                                --------                --------

4. EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding. The Company does not have any dilutive securities.

5. INDUSTRY SEGMENTS

                                                     Three months ended
                                                        September 30,

                                                  2001                  2000
                                                  ----                  ----
Revenues:
  Real Estate                                  $ 3,737,006           $ 4,126,116
  Hotel                                          1,638,830             1,741,322
  Seafood                                        5,470,085             6,394,096
  Textile                                        2,339,268             2,965,464
  Corporate and Other                              522,865               573,311
                                               -----------           -----------
                                               $13,708,054           $15,800,309
                                               ===========           ===========

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                       September 30,

                                                 2001                   2000
                                                 ----                   ----
Identifiable Assets:
   Real Estate                               $ 33,680,610           $ 35,791,429
   Hotel                                        5,004,564              6,295,287
   Seafood                                     30,913,938             32,591,252
   Textile                                      9,034,826              9,632,765
   Corporate                                   22,768,043             18,294,244
                                             ------------           ------------
                                             $101,401,981           $102,604,977
                                             ============           ============

Results of operations are shown in Managements Discussion and Analysis of Financial Condition and Results of Operations.

6. RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. Management does not anticipate that the adoption of this statement will have a significant effect on the results of operations or the financial position of the Company.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (as amended by Statement No. 144). The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121 (as amended by Statement No. 144). The Company is required to adopt Statement No. 142 no later than November 1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the results of operations or the financial position of the Company.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

Impairment of Long-Lived Assets

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

7. SUBSEQUENT EVENT

On October 31, 2001 the Company sold the land it owned in Melbourne, Florida for $1,775,000. The Company recognized a gain of approximately $179,000 and received net proceeds of approximately $1,622,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the three months ended September 30, 2001 decreased by approximately $1,085 to $18,195. Net cash used in operating activities was approximately $2,325. Net cash used in financing activities was approximately $235. Net cash of approximately $507 was used in investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2002 and the revolving line of credit, which was to expire on October 21, 2001, is in the process of being extended to October 2002. At September 30, 2001 the term loan balance was $7,625 and nothing was outstanding under the revolving line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended September 30, 2001 and 2000

Income from operations before income taxes and minority interests decreased $473. The components are as follows

                                                                      (Decrease)
                                   2001               2000             Increase
                                   ----               ----            ----------

Real Estate                       $ 1,183            $ 1,456            $(273)
Hotel                                 103                234             (131)
Seafood                            (1,281)            (1,008)            (273)
Textiles                             (220)              (103)            (117)
Corporate                            (714)            (1,035)             321
                                  -------            -------            -----
                                  $  (929)           $  (456)           $(473)
                                  -------            -------            -----

REAL ESTATE

      Revenues decreased $389 primarily as a result of the sale of the Company's office building on West 39th Street in New York City on October 4, 2000. The decrease in earnings was caused by the sale of West 39th Street offset by an increase in profits at most of our other properties.

HOTEL

      Revenues decreased $102 over last year. Hotel earnings decreased $131 as a result of the lower revenues and an increase in costs.

SEAFOOD

      Revenues decreased $924 in the current period primarily due to the declining economy and the terrorist attack on the World Trade Center which caused a disruption in sales. Losses continued in the seafood division due primarily to curtailed production at the Company's clam operation, continuing losses in Ecuador due to lower than anticipated shrimp production and losses on imported scallops at our Florida operation, caused by a drop in domestic scallop prices. Losses in Ecuador were $726 this year as compared to last years loss of $583 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $329 as compared to a loss last year of $177. Bluepoints Long Island operations had a loss of $226 as compared to a loss of $248 last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings increased $5 to $94 for the quarter. Hanora South and J & M Dyers recognized a combined loss of $277 compared to last years loss of $145 due to costs incurred in closing down our yarn spinning plant in Lake City, South Carolina in September 2001. Whitlock Combing incurred a loss of $37 in the current period as compared to a loss of $47 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $626.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $321 due substantially to reduced salary and fringe costs of $156, lower professional fees of $72 and lower interest costs of $51.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In June 2001, the FASB issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. Management does not anticipate that the adoption of this statement will have a significant effect on the results of operations or the financial position of the Company.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (as amended by Statement No. 144). The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121 (as amended by Statement No. 144). The Company is required to adopt Statement No. 142 no later than November 1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the results of operations or the financial position of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Impairment of Long-Lived Assets

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

-FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms and to address the virus problem that is affecting shrimp production in Ecuador, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Mariculture System, Tolerine product and micro-screening efforts, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements. In addition, the recent catastrophe involving the World Trade Center continue to impact the operations of the Company's seafood, textile and hotel operations.

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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant

Date: November 21, 2001                 /s/ Harry Bergman
                                        ----------------------------------------
                                            Harry Bergman
                                            President and Treasurer