Form 10-Q
period 2001-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 2002-02-27
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2001                Commission File Number 0-1437
--------------------------------------------------------------------------------

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
                                       Yes    X           No
                                       --------           ------

As of February 18, 2002, there were 667,658 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,      June 30,
                                                                        2001             2001
                                                                        ----             ----
                                                                     (UNAUDITED)   (SEE NOTE BELOW)
Assets

Current Assets
      Cash and Cash Equivalents                                     $  2,188,148    $  5,169,899
      Accounts Receivable                                              8,296,531       6,930,795
      Inventories (Note 2)                                            10,027,671      10,606,156
      Other Current Assets                                             4,775,957       4,403,500
                                                                    ------------    ------------

                Total Current Assets                                  25,288,307      27,110,350
                                                                    ------------    ------------

Property, Plant and Equipment                                         74,474,036      75,240,763
          Less:  Accumulated Depreciation                             32,209,289      31,012,694
                                                                    ------------    ------------
           Net Property, Plant and Equipment                          42,264,747      44,228,069
                                                                    ------------    ------------

Investments in and Advances to Affiliated Entities                    15,908,367      14,998,052

Other Assets                                                          18,702,869      18,295,656
                                                                    ------------    ------------

TOTAL ASSETS                                                        $102,164,290    $104,632,127
                                                                    ============    ============

Liabilities and Stockholders' Equity

Current Liabilities                                                 $  7,600,492    $  7,830,403
                                                                    ------------    ------------

Long-Term Debt                                                        24,918,564      25,720,743
                                                                    ------------    ------------

Other Liabilities                                                      1,514,512       1,936,405
                                                                    ------------    ------------

Stockholders' Equity:
        Common Stock                                                   1,175,261       1,175,261
        Other Stockholders' Equity                                    66,955,461      67,969,315
                                                                    ------------    ------------
                Total Stockholders' Equity                            68,130,722      69,144,576
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $102,164,290    $104,632,127
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

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Six months ended              Three months ended
                                                                             December 31,                    December 31,

                                                                        2001             2000            2001             2000
                                                                        ----             ----            ----             ----
Revenues
       Sales-Textile and Seafood                                   $ 19,554,671     $ 23,087,608     $ 11,745,318     $ 13,728,048
       Real Estate and Hotel Operations                              10,681,329       11,675,843        5,305,493        5,808,405
       Other                                                          1,014,255          878,578          491,390          305,267
                                                                   ------------     ------------     ------------     ------------

             Total Revenues                                          31,250,255       35,642,029       17,542,201       19,841,720
                                                                   ------------     ------------     ------------     ------------

 Expenses
       Cost of Sales - textile and seafood                           19,811,827       22,297,658       11,660,337       13,046,032
       Operating-real estate and hotel                                5,020,855        5,756,447        2,541,220        3,166,755
       Selling, general & administrative                              3,805,900        4,109,581        2,026,285        2,205,213
       Depreciation and amortization                                  2,149,564        2,086,579        1,079,159        1,035,975
       Real estate taxes                                                957,972          992,971          480,043          457,848
       Interest                                                       1,112,896        1,329,373          531,225          647,035
       Minority interests' share of loss of subsidiaries               (842,575)        (799,601)        (334,692)        (389,135)
                                                                   ------------     ------------     ------------     ------------

            Total Expenses                                           32,016,439       35,773,008       17,983,577       20,169,723
                                                                   ------------     ------------     ------------     ------------

       Loss before income taxes and
         equity in loss of affiliated entities and gain on sale        (766,184)        (130,979)        (441,376)        (328,003)
       Equity in loss of affiliated entities                           (214,100)        (435,815)        (117,605)        (193,082)
       Gain on sale of real estate - Note 7                             177,855       18,629,597          177,855       18,629,597
       Income taxes - Note 3                                           (200,000)        (708,000)        (100,000)        (580,000)
                                                                   ------------     ------------     ------------     ------------

               Net (Loss) Income                                   $ (1,002,429)    $ 17,354,803     $   (481,126)    $ 17,528,512
                                                                   ============     ============     ============     ============

        (Loss) Income per share:
               Net Income - basic and diluted                      $      (1.50)    $      25.93     $      (0.72)    $      26.19
                                                                   ============     ============     ============     ============

Weighted Average shares outstanding
               Basic and diluted                                        668,446          669,375          668,355          669,276
                                                                   ============     ============     ============     ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six months ended
                                                                      December 31,

                                                                 2001            2000
                                                                 ----            ----
OPERATING ACTIVITIES
     Net (Loss) Income                                       $(1,002,429)    $ 17,354,803
          Adjustments to Reconcile Net (Loss) Income to
          Cash Used in Operating Activities:
               Gain on Sale of Real Estate                      (177,855)     (18,629,597)
               Depreciation and Amortization                   2,149,564        2,086,579
               Minority Interests' Share of Loss in
                 Subsidiaries                                   (842,575)        (799,601)
     Changes in Operating Assets and Liabilities:
              Increase in Accounts Receivables                (1,365,736)      (3,849,865)
              Decrease (Increase) in Inventories                 578,485       (5,500,264)
              Increase in Other Current Assets                  (372,457)        (408,758)
              (Decrease) Increase in Current Liabilities      (1,479,911)       2,158,501
              Decrease in Other Liabilities                     (421,893)        (639,042)
                                                             -----------     ------------

         NET CASH USED IN OPERATIONS                          (2,934,807)      (8,227,244)
                                                             -----------     ------------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                   (1,629,106)      (2,542,215)
  Investment in and Advances to Affiliated Entities - Net       (474,953)       1,117,078
  Proceeds from Sale of Real Estate                            1,620,719       20,050,000
                                                             -----------     ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (483,340)      18,624,863
                                                             -----------     ------------

FINANCING ACTIVITIES
Proceeds from Notes Payable to Bank                            1,250,000               --
Payments on Mortgages and Notes Payable to Bank                 (802,179)        (767,167)
Other Financing Activities                                       (11,425)      (9,550,000)
                                                             -----------     ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              436,396      (10,317,167)
                                                             -----------     ------------

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                (2,981,751)          80,452
Cash and Cash Equivalents at Beginning of Period               5,169,899        2,302,713
                                                             -----------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 2,188,148     $  2,383,165
                                                             ===========     ============

    SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2.    INVENTORIES

                                                December 31,           June 30,
                                                    2001                 2001
                                                    ----                 ----
Work-in process and
  raw materials                                 $ 1,857,232          $ 1,938,535
Finished goods                                    8,170,439            8,667,621
                                                -----------          -----------
                                                $10,027,671          $10,606,156
                                                -----------          -----------

3.    INCOME TAXES
                                                         Six Months Ended
                                                           December 31,
                                                    2001                  2000
                                                    ----                  ----

Federal                                           $     --              $400,000
State                                              200,000               308,000
                                                  --------              --------
                                                  $200,000              $708,000
                                                  --------              --------

4.    EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

5.    INDUSTRY SEGMENTS
                                                    Six months ended
                                                      December 31,
                                                2001               2000
                                                ----               ----
Revenues:
      Real Estate                           $ 7,494,444        $ 8,259,036
      Hotel                                   3,186,885          3,416,807
      Seafood                                14,577,216         17,076,897
      Textile                                 4,977,455          6,010,711
      Corporate and Other                     1,014,255            878,578
                                            -----------        -----------
                                            $31,250,255        $35,642,029
                                            ===========        ===========

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                    December 31,
                                             2001                 2000
                                             ----                 ----
Identifiable Assets:
      Real Estate                        $ 32,293,209         $ 34,498,379
      Hotel                                 4,734,623            6,202,045
      Seafood                              33,642,356           38,526,173
      Textile                               8,865,873            9,391,005
      Corporate                            22,628,229           19,647,977
                                         ------------         ------------
                                         $102,164,290         $108,265,579
                                         ============         ============

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of (as amended by Statement No. 144). Amortization of goodwill will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121 (as amended by Statement No. 144). The Company is required to adopt Statement No. 142 on July 1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the results of operations or the financial position of the Company.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

Impairment of Long-Lived Assets

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

7.    GAIN ON SALE OF REAL ESTATE

On October 31, 2001 the Company sold the land it owned in Melbourne, Florida for $1,775,000. The Company recognized a gain of approximately $178,000 and received net proceeds of approximately $1,621,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the six months ended December 31, 2001 decreased by approximately $1,592 to $17,688. Net cash used in operating activities was approximately $2,935. Net cash provided by financing activities was approximately $436. Net cash of approximately $483 was used in investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. Both loans mature on October 21, 2002. At December 31, 2001 the term loan balance was $7,535 and $1,250 was outstanding under the revolving line of credit. The revolving line of credit of $1,250 was repaid January 18, 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

           Six months ended December 31, 2001 and 2000

Loss from operations before income taxes, gain on sale of real estate and minority interests increased $457. The components are as follows

                                                                      (Decrease)
                                        2001              2000         Increase
                                        ----              ----          -----

Real Estate                           $ 2,273           $ 2,394        $(121)
Hotel                                     148               362         (214)
Seafood                                (2,262)           (2,122)        (140)
Textiles                                 (333)              (53)        (280)
Corporate                              (1,649)           (1,947)         298
                                      -------           -------        -----
                                      $(1,823)          $(1,366)       $(457)
                                      -------           -------        -----

REAL ESTATE

      Revenues decreased $765 primarily as a result of the sale of the Company's office building on West 39th Street in New York City on October 4, 2000. The decrease in earnings was caused by the sale of West 39th Street offset by small increases in profits at most of our other properties, and a reduction in repairs and maintenance of $445 at our Nyanza Building.


HOTEL

      Revenues decreased $230 over last year. Hotel earnings decreased $214 as a result of the lower revenues.


SEAFOOD

      Revenues decreased $2,500 in the current period primarily due to the declining economy and the terrorist attack on the World Trade Center which caused a disruption in sales. Losses continued in the seafood division due primarily to curtailed production at the Company's clam operation, continuing losses in Ecuador due to lower than anticipated shrimp production and losses on imported scallops at our Florida operation caused by a drop in domestic scallop prices. Losses in Ecuador were $1,419 this year as compared to last years loss of $1,426 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. The Company is continuing to attempt to combat White Spot Virus with its Tolerine product, and by micro-screening the water, purchasing hardier larvae and using its patented ozone system. While there has been some improvement in productivity, substantial losses are continuing. Scallop operations in Florida lost $754 as compared to a loss last year of $573. Bluepoints Long Island operations had a loss of $89 as compared to a loss of $123 last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings decreased $3 to $244. Hanora South and J & M Dyers recognized a combined loss of $503 compared to last years loss of $226 due to costs incurred in closing down our yarn spinning plant in Lake City, South Carolina in September 2001. The plant discontinued operations and was sold in January 2002 for $615,000, the approximate book value of the land and building. The company received $150 in cash and the balance of $465 pursuant to a mortgage note payable in 59 equal monthly installments of $4 with a balloon payment of $369 due on February 10, 2007 and bears interest at the rate of 7 3/4% per annum. Whitlock Combing incurred a loss of $74 in the current period as compared to a loss of $74 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $1,033.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $298 due substantially to reduced salary and fringe costs of $132 and lower interest costs of $144.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (as amended by Statement No. 144). Amortization of goodwill will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121 (as amended by Statement No. 144). The Company is required to adopt Statement No. 142 on July 1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the results of operations or the financial position of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Impairment of Long-Lived Assets

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended December 31, 2001 and 2000

Loss from operations before income taxes and minority interests decreased $16. The components are as follows

                                     (Decrease)
                                        2001              2000          Increase
                                        ----              ----          --------

Real Estate                           $ 1,090           $   938          $ 152
Hotel                                      45               128            (83)
Seafood                                  (981)           (1,114)           133
Textiles                                 (113)               50           (163)
Corporate                                (935)             (912)           (23)
                                      -------           -------          -----
                                      $  (894)          $  (910)         $  16
                                      -------           -------          -----

REAL ESTATE

      Revenues decreased $376 primarily as a result of the sale of the West 39th Street office building. However, earnings increased as a result of lower repairs and maintenance at the Nyanza Building of $433. There were no significant variations in any other category.

HOTEL

      Revenues decreased $128 over last year. Hotel earnings decreased $83 as a result of the lower revenues.

SEAFOOD

      Revenues decreased $1,576 in the current period primarily due to the declining economy. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, the lack of scallops in Florida and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $693 this quarter as compared to last years loss of $843. Scallop operations in Florida lost $425 as compared to a loss last year of $396. Bluepoints Long Island operations had a profit of $137 as compared to a profit last year of $125.

TEXTILES

      Hanora Spinning's earnings decreased $8 to $150 for the quarter. Hanora South and J & M Dyers recognized a combined loss of $226 compared to last years combined loss of $81 due to ongoing costs associated with the closing of the spinning plant in Lake City, South Carolina. Whitlock Combing incurred a loss of $37 in the current period as compared to a loss of $27 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $407.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $23.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms and to address the virus problem that is affecting shrimp production in Ecuador, the clam inventory in the Great South Bay, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Mariculture System, Tolerine product and micro-screening efforts, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements. In addition, the recent catastrophe involving the World Trade Center continued to impact the operations of the Company's seafood, textile and hotel operations during the most recent quarter.

                           PART II. OTHER INFORMATION

ITEM  6. Exhibits and Reports on Form 8-K.

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant


Date: February 25, 2002                  /s/ Harry Bergman
                                         --------------------------
                                            Harry Bergman
                                            President and Treasurer