Form 10-Q
period 2002-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 2002-05-24
CIK 36856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 2002                  Commission File Number 0-1437


                    THE FIRST REPUBLIC CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               13-1938454
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


      302 Fifth Avenue, New York, NY                             10001
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


As of May 14, 2002, there were 667,645 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,      June 30,
                                                                2002           2001
                                                                ----           ----
                                                            (UNAUDITED)  (SEE NOTE BELOW)
Assets
------

Current Assets
            Cash and Cash Equivalents                       $  1,954,078   $  5,169,899
            Accounts Receivable                                8,173,160      6,930,795
            Inventories (Note 2)                               8,440,144     10,606,156
            Other Current Assets                               5,016,709      4,403,500
                                                            ------------   ------------
                              Total Current Assets            23,584,091     27,110,350
                                                            ------------   ------------

Property, Plant and Equipment                                 73,644,941     75,240,763
                     Less:  Accumulated Depreciation          32,525,267     31,012,694
                                                            ------------   ------------
                        Net Property, Plant and Equipment     41,119,674     44,228,069
                                                            ------------   ------------

Investments in and Advances to Affiliated Entities            15,592,357     14,998,052

Other Assets                                                  18,865,764     18,295,656
                                                            ------------   ------------
TOTAL ASSETS                                                $ 99,161,886   $104,632,127
                                                            ============   ============

Liabilities and Stockholders' Equity

Current Liabilities                                         $  5,944,262   $  7,830,403
                                                            ------------   ------------
Long-Term Debt                                                24,674,261     25,720,743
                                                            ------------   ------------
Other Liabilities                                              1,360,679      1,936,405
                                                            ------------   ------------

Stockholders' Equity:
               Common Stock                                    1,175,261      1,175,261
               Other Stockholders' Equity                     66,007,423     67,969,315
                                                            ------------   ------------
                        Total Stockholders' Equity            67,182,684     69,144,576
                                                            ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 99,161,886   $104,632,127
                                                            ------------   ------------

NOTE: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                        Nine months ended              Three months ended
                                                                            March 31,                       March 31,
                                                                      2002            2001            2002            2001
                                                                      ----            ----            ----            ----
Revenues
       Sales-Textile and Seafood                                  $ 29,873,154    $ 34,321,485    $ 10,318,483    $ 11,233,877
       Real Estate and Hotel Operations                             15,805,277      16,682,721       5,123,948       5,006,878
       Other                                                         1,178,852       1,417,178         164,597         538,600
                                                                  ------------    ------------    ------------    ------------
             Total Revenues                                         46,857,283      52,421,384      15,607,028      16,779,355
                                                                  ------------    ------------    ------------    ------------
 Expenses
       Cost of Sales - textile and seafood                          29,964,214      33,218,183      10,152,387      10,920,525
       Operating-real estate and hotel                               7,528,265       8,978,346       2,507,410       3,221,899
       Selling, general & administrative                             5,698,145       6,150,064       1,892,245       2,040,483
       Depreciation and amortization                                 3,180,769       3,147,511       1,031,205       1,060,932
       Real estate taxes                                             1,385,314       1,490,685         427,342         497,714
       Interest                                                      1,611,478       1,886,812         498,582         557,439
       Minority interests' share of loss of subsidiaries            (1,419,337)     (1,165,601)       (576,762)       (366,000)
                                                                  ------------    ------------    ------------    ------------
            Total Expenses                                          47,948,848      53,706,000      15,932,409      17,932,992
                                                                  ------------    ------------    ------------    ------------

       Loss before income taxes and
         equity in loss of affiliated entities and gain on sale     (1,091,565)     (1,284,616)       (325,381)     (1,153,637)
       Equity in loss of affiliated entities                          (703,644)       (542,450)       (489,544)       (106,635)
       Gain on sale of real estate - Note 7                            177,855      18,629,597              --              --
        Income taxes - Note 3                                         (300,000)       (711,000)       (100,000)         (3,000)
                                                                  ------------    ------------    ------------    ------------
           Net (Loss) Income                                      $ (1,917,354)   $ 16,091,531    $   (914,925)   $ (1,263,272)
                                                                  ============    ============    ============    ============
        (Loss) Income per share:
                Net (Loss) Income - basic and diluted             $      (2.87)   $      24.04    $      (1.37)   $      (1.89)
                                                                  ============    ============    ============    ============
Weighted Average shares outstanding:
                 Basic and diluted - Note 4                            668,240         669,268         667,819         669,049

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine months ended
                                                                     March 31,

                                                                2002            2001
                                                                ----            ----
OPERATING ACTIVITIES
     Net (Loss) Income                                      $ (1,917,354)   $ 16,091,531
          Adjustments to Reconcile Net (Loss) Income to
          Cash Used in Operating Activities:
               Gain on Sale of Real Estate                      (177,855)    (18,629,597)
               Depreciation and Amortization                   3,180,769       3,147,511
               Minority Interests' Share of Loss in
                 Subsidiaries                                 (1,419,337)     (1,165,601)
     Changes in Operating Assets and Liabilities:
              Increase in Accounts Receivables                (1,242,365)       (777,702)
              Decrease (Increase) in Inventories               2,166,012      (5,168,056)
              Increase in Other Current Assets                  (613,209)       (793,848)
              (Decrease) Increase in Current Liabilities      (1,886,144)      1,902,971
              Decrease in Other Liabilities                     (575,726)       (785,391)
                                                            ------------    ------------
         NET CASH USED IN OPERATIONS                          (2,485,206)     (6,178,182)
                                                            ------------    ------------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                   (1,515,238)     (3,177,261)
  Investment in and Advances to Affiliated Entities - Net        254,924         930,257
  Proceeds from Sale of Real Estate                            1,620,719      20,050,000
                                                            ------------    ------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                       360,405      17,802,996
                                                            ------------    ------------
FINANCING ACTIVITIES
Payments on Mortgages and Notes Payable to Bank               (1,046,482)       (988,617)
Other Financing Activities                                       (44,538)     (9,550,000)
                                                            ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                         (1,091,020)    (10,538,617)
                                                            ------------    ------------
(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                (3,215,821)      1,086,197
Cash and Cash Equivalents at Beginning of Period               5,169,899       2,302,713
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  1,954,078    $  3,388,910
                                                            ============    ============
Supplemental Cash Flow Information
 Cash paid for interest                                     $  1,613,682    $  1,925,616
                                                            ============    ============
 Cash paid for taxes                                        $  1,259,427    $    378,211
                                                            ============    ============

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2.    INVENTORIES

                            March  31,              June 30,
                               2002                   2001
                               ----                   ----
Work-in process and
  raw materials            $  1,505,267           $  1,938,535
Finished goods                6,934,877              8,667,621
                           ------------           ------------
                           $  8,440,144           $ 10,606,156
                           ------------           ------------

3.    INCOME TAXES

                                                     Nine Months Ended
                                                          March  31,
                                                   2002              2001
                                                   ----              ----
Federal                                          $      --        $ 400,000
State                                              300,000          311,000
                                                 ---------        ---------
                                                 $ 300,000        $ 711,000
                                                 ---------        ---------

4.    EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

5.    INDUSTRY SEGMENTS

                                Nine months ended
                                   March 31,
                               2002          2001
                               ----          ----
Revenues:
      Real Estate           $11,167,334   $11,914,244
      Hotel                   4,637,943     4,768,477
      Seafood                22,064,067    24,787,936
      Textile                 7,809,087     9,533,549
      Corporate and Other     1,178,852     1,417,178
                            -----------   -----------
                            $46,857,283   $52,421,384
                            ===========   ===========

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                March  31,
                           2002           2001
                           ----           ----
Identifiable Assets:
      Real Estate      $ 31,936,083   $ 33,862,671
      Hotel               4,620,323      5,549,173
      Seafood            30,773,952     35,528,636
      Textile             8,832,176     10,134,965
      Corporate          22,999,352     21,298,333
                       ------------   ------------
                       $ 99,161,886   $106,373,778
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

Liquidity and Capital Resources

Working capital for the nine months ended March 31, 2002 decreased by approximately $1,640 to $17,640. Net cash used in operating activities was approximately $2,485. Net cash used in financing activities was approximately $1,091. Net cash of approximately $360 was provided by investing activities.

The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. Both loans mature on October 21, 2002 and the Company has entered into negotiations to renew the term loan for five years and the revolving line of credit for three years. Accordingly, such loans are not reflected in current liabilities. At March 31, 2002 the term loan balance was $7,445 and nothing was outstanding under the revolving line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Nine months ended March 31, 2002 and 2001

Loss from operations before income taxes, gain on sale of real estate and minority interests increased $222. The components are as follows

                                   (Decrease)
                2002       2001     Increase
                ----       ----     --------

Real Estate   $ 3,365    $ 2,793    $   572
Hotel             144        206        (62)
Seafood        (3,829)    (3,277)      (552)
Textiles         (178)        10       (188)
Corporate      (2,717)    (2,725)         8
              -------    -------    -------
              $(3,215)   $(2,993)   $  (222)
              -------    -------    -------

REAL ESTATE

      Revenues decreased $747 primarily as a result of the sale of the Company's office building on West 39th Street in New York City on October 4, 2000. The decrease in revenues was offset by small increases in profits at most of our other properties, a reduction in repairs and maintenance of $535 at our Nyanza Building, and, due to the mild winter, an overall savings of $388 in fuel costs and $150 in snow removal costs.

HOTEL

      Revenues decreased $131 over last year. Hotel earnings decreased $62 as a result of the lower revenues.

SEAFOOD

      Revenues decreased $2,724 in the current period primarily due to the declining economy and the terrorist attack on the World Trade Center which caused a disruption in sales. Losses continued in the seafood division due primarily to curtailed production at the Company's clam operation, continuing losses in Ecuador due to lower than anticipated shrimp production and losses on imported scallops at our Florida operation caused by a drop in domestic scallop prices. Losses in Ecuador were $2,498 this year as compared to last years loss of $1,984 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. The Company is continuing to attempt to combat White Spot Virus with its Tolerine product, and by micro-screening the water, purchasing hardier larvae and using its patented ozone system. While there has been some improvement in productivity, substantial losses are continuing. Scallop operations in Florida lost $988 as compared to a loss last year of $1,150. Bluepoints Long Island operations had a loss of $343 as compared to a loss of $143 last year. Due to continuing losses in its clamming operations in Long Island, the company will be discontinuing this operation and has entered into a contract of sale for the five acres of land containing 22,500 square feet of space in two buildings located thereon owned by Bluepoints.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

TEXTILES

      Hanora Spinning's earnings increased $79 to $464. Hanora South and J & M Dyers recognized a combined loss of $543 compared to last years loss of $259 due to costs incurred in closing down our yarn spinning plant in Lake City, South Carolina in September 2001. The plant discontinued operations and was sold in January 2002 for $615,000, the approximate book value of the land and building. The Company received $150 in cash and the balance of $465 pursuant to a mortgage note payable which will be received in 59 equal monthly installments of $4 with a balloon payment of $369 due on February 10, 2007 and bears interest at the rate of 7 3/4% per annum. Whitlock Combing incurred a loss of $99 in the current period as compared to a loss of $116 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $1,724.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $8.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

      Three months ended March 31, 2002 and 2001

Loss from operations before income taxes and minority interests decreased $235. The components are as follows:

                                     (Decrease)
                2002        2001      Increase
                ----        ----      --------

Real Estate   $  1,092    $    399    $    693
Hotel               (4)       (156)        152
Seafood         (1,567)     (1,155)       (412)
Textiles           155          63          92
Corporate       (1,068)       (778)       (290)
              --------    --------    --------
              $ (1,392)   $ (1,627)   $    235
              --------    --------    --------

REAL ESTATE

      Revenues increased $18. Earnings increased as a result of lower repairs and maintenance at the Nyanza Building ($90) and at East Newark ($237). Due to the mild winter and lack of snow, fuel and snow removal costs decreased by $356.

HOTEL

      Revenues increased $99 over last year. Hotel earnings increased $152 as a result of the higher revenues and lower costs.

SEAFOOD

      Revenues decreased $224 in the current period primarily due to the declining economy. Losses are continuing in the seafood division due primarily to curtailed production at the Company's clam operation, the lack of scallops in Florida and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $1,079 this quarter as compared to last years loss of $558. Scallop operations in Florida lost $234 as compared to a loss last year of $577. Bluepoints Long Island operations had a loss of $254 as compared to a loss last year of $20.

TEXTILES

      Hanora Spinning's earnings increased $82 for the quarter over the prior year. Hanora South and J & M Dyers recognized a combined loss of $40 compared to last years combined loss of $33 due to ongoing costs associated with the closing of the spinning plant in Lake City, South Carolina. Whitlock Combing incurred a loss of $25 in the current period as compared to a loss of $42 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $691.

CORPORATE/OTHER

      Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $290.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of (as amended by Statement No. 144). Amortization of goodwill will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121 (as amended by Statement No. 144). The Company is required to adopt Statement No. 142 on July1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the results of operations or the financial position of the Company.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the value of the properties held for sale or properties in use are impaired as of March 31, 2002.

Valuation of Investments in and Advances to Affiliated Entities

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities a

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms and to address the virus problem that is affecting shrimp production in Ecuador, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Mariculture System, Tolerine product and micro-screening efforts, demand for the Company's textile services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

                           PART II. OTHER INFORMATION

ITEM 5. Other Information

As a result of continuing losses, the Company has decided to discontinue its Bluepoints clamming operations in Long Island. In that connection, on February 16, 2002 Bluepoints entered into a contract to sell two buildings containing approximately 22,500 square feet of space and five acres of land on which they are located for $1,600,000, which is in excess of its carrying cost. Closing of the sale is subject to various contingencies and there can be no assurance that the sale will be consummated.

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


                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   Registrant


Date:    May 23, 2002                   /s/ Harry Bergman
                                        ----------------------------------------
                                            Harry Bergman
                                            President and Treasurer