Form 10-K
period 2002-06-30
FIRST REPUBLIC CORP OF AMERICA
filed 2002-10-15
CIK 36856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended June 30, 2002
                                             --------------

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
                                    Yes X  No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 12, 2002, 667,534 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $1,915,000 (based upon the price paid by Registrant for shares).

                       Documents Incorporated by Reference
                       -----------------------------------
                                 See Item 14(c)

                    The First Republic Corporation of America

                                  10-K Contents

                                                                                                        PAGE
                                                                                                        ----
PART I

Item 1.    Business..................................................................................    1
Item 2.    Properties................................................................................    4
Item 3.    Legal Proceedings.........................................................................    7
Item 4.    Submission of Matters to a Vote of Security Holders.......................................    7

PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters...................................................................    8
Item 6.    Selected Financial Data...................................................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................................   10
Item 7a.   Quantitative and Qualitative Disclosures about Market Risks...............................   17
Item 8.    Financial Statements and Supplementary Data...............................................   18
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................................................   51

PART III

Item 10.   Directors and Executive Officers of the Registrant........................................   52
Item 11.   Executive Compensation....................................................................   54
Item 12.   Security Ownership of Certain Beneficial Owners and Management............................   56
Item 13.   Certain Relationships and Related Transactions............................................   58

PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K.........................   60

Signatures and Certifications .......................................................................   83

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

      The Company discontinued its yarn spinning operations in Lake City, South Carolina in September 2001, and sold the spinning plant and the land on which it was located for $615,000 in January 2002. The Company recognized a loss of approximately $69,000. The Company received $150,000 in cash and a $465,000 mortgage note bearing interest at 7-3/4%. The note calls for 59 equal monthly payments of approximately $4,400, and a $369,000 balloon payment on February 10, 2007.

      On October 31, 2001, the Company sold the vacant land that it owned in Melbourne, Florida for $1,775,000. There was no existing mortgage debt on this property. After expenses and adjustments, the Company received net proceeds of approximately $1,621,000 and recognized a gain of approximately $178,000.

      In July 2002, the Company's 80.2% owned subsidiary, Bluepoints Company, Inc. ("Bluepoints") discontinued the harvesting of clams at its Long Island, New York property. Bluepoints has entered into a contract to sell the two buildings at the site as well as approximately five acres of land for $1,600,000. Bluepoints' basis in the property is approximately $275,000. The contract is contingent upon the ability of the purchaser to obtain certain regulatory approvals by January 30, 2003. Bluepoints has received a $60,000 refundable deposit. The purchaser can obtain an additional extension until July 31, 2003, but if this option is exercised, the deposit would be forfeited. The purchaser is also responsible to pay the real estate taxes on the property as long as the contract is in force.

 b.   Financial Information about Industry Segments

      The sales and operating profit from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 2002 are set forth in Note 2 (Industry Segments and Foreign Operations) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item 8. hereof.

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

      Real estate revenues accounted for approximately 24%, 23% and 26% of consolidated revenues from operations for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

      Hotel

      The Company owns and operates a 288-room hotel and convention center located in Liverpool, New York, which it operates under a Holiday Inn franchise agreement. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in terms of revenues in the area.

      Hotel revenues accounted for approximately 10%, 9% and 10% of consolidated revenues from operations for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

      Seafood

      Bluepoints holds title to approximately 13,000 acres of land under the water of the Great South Bay between Fire Island and Long Island's South Shore in New York State. Until operations were discontinued in July 2002 Bluepoints harvested hard-shell clams on this property.

      At one time Bluepoints was a substantial factor in the market for hard shell clams. However, a significant decrease in clam production at Bluepoints, combined with substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, resulted in a diminished role for Bluepoints and continuing losses in its hard-shell clam operation. These factors ultimately led to Bluepoints' decision to discontinue its hard shell clam operations in July 2002.

      In September 1998, Bluepoints began selling imported products, principally lobster tails from Honduras and Oman. Sales of the foregoing products were approximately $13,152,000 and $13,848,000 and losses were approximately $1,000 and $16,000 for the fiscal years ended June 30, 2002 and 2001, respectively. In fiscal 2001, Bluepoints has an arrangement with a company that sells its seafood products at the Fulton Fish Market in New York City. This venture had sales of approximately $8,637,000 and $7,986,000 and operating profits of approximately $34,000 and $67,000 for the fiscal years ended June 30, 2002 and 2001, respectively.

      Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, both of which are located in Ecuador. Sales of shrimp from the foregoing operations approximated $550,000 and $366,000 for the fiscal years ended June 30, 2002 and 2001, respectively. Bluepoints, through a foreign subsidiary, also
                                                                               2
      owns a 38% interest in another Ecuadorian shrimp farming operation. See Items 12. and 13. below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

      The Company also owns a seafood operation in Cape Canaveral, Florida that harvests scallops and sells other imported and domestic seafood products. In the current fiscal year, sales from this operation were approximately $4,952,000 and there was a loss of $1,510,000. This compares to sales of approximately $8,896,000 and a loss of $2,583,000 from operations during the prior year.

      Seafood revenues accounted for approximately 48%, 49% and 45% of consolidated revenues from operations for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

      Textile

      The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 2002, Hanora purchased approximately $358,000 of additional equipment. The backlog of yarn orders on August 31, 2002 was $7,054,000 as compared to $7,998,000 on August 31, 2001.
      Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 2003. Two customers accounted for approximately 28% of Hanora's total sales during the 2002 fiscal year. The loss of either of these customers would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

      Through September 30, 2001, the Hanora South division of the Company ("Hanora South") operated a yarn spinning plant in Lake City, South Carolina, which produced craft, sweater, hosiery, upholstery and industrial yarns as a commission spinner for Hanora. As of September 30, 2001, Hanora South ceased operations and Hanora is now doing all the spinning of yarn at its Rhode Island plant. The land and building of Hanora South were sold in January 2002. See item 1a.

      J&M Dyers, ("J&M"), another division of the Company, which operates a yarn dyeing plant in Sumter, South Carolina, is a commission dyer for rawstock, package, ombre and skein dyeing. J&M is not a significant factor in the market it serves and competes with a number of other firms that are substantially larger. At the present time, J&M does not have a significant backlog of orders.

      Textile revenues accounted for approximately 17%, 18% and 17% of consolidated revenues from operations for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

ITEM 2. PROPERTIES

                      LOCATION                       GENERAL CHARACTER (1)
------------------------------------------------------------------------------------------------
REAL ESTATE SEGMENT

First Republic Office Park                           Two, two-story office buildings with
Thruway and Electronics Parkway                      49,000 and 35,000 rentable square feet;
Liverpool, New York                                  Approximately 14 acres of land; 93% rented

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


                      LOCATION                       GENERAL CHARACTER (1)
------------------------------------------------------------------------------------------------
Sunscape Apartments                                  167-unit residential garden apartments
Orlando, Florida                                     located on approximately 12 acres of
                                                     land; 90% rented. (Company owns 50% of
                                                     Sunscape Associates, a partnership which
                                                     owns the apartments).

Shopping Center                                      Approximately 22.7 acres of land and
Brookhaven, Pennsylvania                             196,000 square feet of space in buildings
                                                     located thereon; 100% rented.

Newburyport, Massachusetts                           Four-story building; 100,000 rentable square
                                                     feet of space; 60% rented.

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

SEAFOOD SEGMENT (2)

West Sayville, New York                              Approximately 13,000 acres of underwater
                                                     land in the Great South Bay of Long Island;
                                                     approximately five acres of upland and
                                                     22,500 square feet of space in two buildings
                                                     located thereon; used for unloading product,
                                                     storage, inspection, shipping, shop
                                                     maintenance, hatchery and administration. (3)

Mattituck, New York                                  Approximately one acre of land on Long Island;
                                                     previously used as a grow out pond for the
                                                     clam hatchery.

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


                      LOCATION                       GENERAL CHARACTER (1)
------------------------------------------------------------------------------------------------
Vacant Land                                          Bluepoints has a 62.5% interest in a
Guayaquil, Ecuador                                   company that owns approximately 100,000
                                                     square feet of riverfront land.

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

CORPORATE OFFICE

302 Fifth Avenue                                     5,400 square feet of executive offices;
New York, New York                                   month-to-month tenant at a rent of $9,400 per
                                                     month. See Item 13. below.

(1)--Reference is made to Schedule III for information with respect to mortgages encumbering certain properties listed in the table.

(2)--Except as otherwise noted, the properties listed in the Seafood Segment are owned by Bluepoints Company, Inc., an 80.2% owned subsidiary of the Company.

(3) --Hard shell clamming operations were discontinued in July 2002 and the five acres of land and the two buildings are presently subject to a sales contract. See item 1a.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED SECURITY HOLDER MATTERS

a.   The Company's common stock is traded in the over-the-counter market.

     There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a low of $42 per share in August 2000 to a high of $50 in January 2002.

     Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 12, 2002, there were 696 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 2002. The Company has no intention of paying dividends in the foreseeable future.

d.   The Company did not sell any securities during the past year.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                   YEAR ENDED JUNE 30,
                                           --------------------------------------------------------------------
                                               2002         2001          2000          1999         1998
                                           --------------------------------------------------------------------
                                                        (In thousands, except per share amounts)
Revenues                                      $ 61,799     $ 70,106      $ 64,969     $ 51,489      $ 50,061
                                           =====================================================================

Gain on sale of real estate held for          $    178     $ 18,630      $     81         NONE      $  12,922
   rental
                                           =====================================================================

Loss on sale of subsidiary                    $    (69)        NONE          NONE         NONE          NONE
                                           =====================================================================

Income before interest and income taxes       $    226     $ 17,828      $  3,072     $  2,792      $ 17,130
                                           =====================================================================

Interest costs                                $  2,146     $  2,413      $  3,205     $  2,867      $  2,927
                                           =====================================================================

Net (loss) income                             $ (1,946)    $ 14,708      $   (276)    $   (124)     $ 13,628
                                           =====================================================================

Net (loss) income per share of common
   stock--basic and diluted                   $  (2.91)    $  21.98      $  (0.41)    $  (0.19)     $  20.29
                                           =====================================================================

Total assets                                  $ 98,982     $104,632      $ 99,729     $ 96,556      $ 87,966
                                           =====================================================================

Long-term debt                                $ 24,044     $ 25,721      $ 27,318     $ 29,818      $ 21,625
                                           =====================================================================

Stockholders' equity                          $ 66,801     $ 69,145      $ 54,498     $ 54,880      $ 55,170
                                           =====================================================================

Cash dividends per common share                   NONE         NONE          NONE         NONE          NONE
                                           =====================================================================

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2002 decreased by approximately $3,146,000 to $16,134,000.

Net cash provided by operating activities was approximately $1,682,000 during the 2002 fiscal year. Net cash used in financing activities was approximately $1,145,000. Net cash of approximately $2,305,000 was used in investing activities. The Company has a $9,000,000 term loan with its principal lender bearing interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of approximately $359,000 per annum. Both loans mature on October 21, 2002. The Company is presently negotiating with its lender for a five-year renewal. At June 30, 2002, the term loan balance was $7,355,500 and nothing was outstanding on the revolving line of credit. On October 31, 2001, the Company sold its vacant land in Melbourne, Florida for approximately $1,775,000 and recognized a gain of approximately $178,000. The net proceeds to the Company after expenses were approximately $1,621,000.

In September 2001, the Company discontinued operations at its Hanora South spinning plant. The operations performed at Hanora South are now being performed at Hanora. In January 2002, the Company sold Hanora South's land and building for $615,000. The Company received $150,000 in cash and a $465,000 mortgage note. The Company recognized a loss of approximately $69,000 on the sale.

During the three years ended June 30, 2002, the Company incurred capital expenditures of approximately $7,423,000. In addition, approximately $1,861,000 was expended for tenant improvements during this three year period. At June 30, 2002 the Company had no significant commitments for capital expenditures and believes that its current cash position and borrowing capacity are adequate to meet cash needs for the next twelve months.

The Company's equity share of losses from Ecuadorian shrimp operations was approximately $927,000 in fiscal 2002 as compared to $717,000 in fiscal 2001. The Company's shrimp farms have begun to introduce "Polyculture" which is a method of farming a species of fish, Tilapia, and shrimp together. This farming method has been proven to be successful in combating White Spot Virus in Ecuador. Efforts are also continuing to increase shrimp production through the use of the Company's patented Mariculture System, the development of a product, Tolerine, designed to mitigate White Spot Virus that is decimating Ecuador's shrimp production, the micro-screening of the water supply to the ponds and other improved farming techniques. Although there can be no assurance that the shrimp production will improve, the Company believes that operations may improve in the future as a result of cost reductions, the efforts to increase production as discussed above, and the marketing of its Mariculture System to other shrimp farmers.

RESULTS OF OPERATIONS

Real Estate

In fiscal 2002, the Company's real estate operating profits increased $637,000 on a decrease in revenues of $783,000. The decrease in revenues was primarily due to the sale of the Company's office building on West 39th Street in New York City on October 4, 2000. The decrease in revenues was offset by decreased fuel and utility costs of $479,000 and snow removal costs of $153,000 as a result of the mild winter this year. There was also a reduction in repairs and maintenance at the Nyanza property of $515,000 and at the East Newark building of $378,000.

In fiscal 2001, operating profits decreased $263,000 and revenues decreased $1,225,000. The decrease in revenues was due to the sale of the Company's office building on West 39th Street in New York City on October 4, 2000 and its Miami Beach property on May 1, 2000, offset by revenue increases at substantially all the Company's other properties. The decrease in operating profits was due to the reduced revenue offset by reduced repairs and maintenance of $726,000 at the Waltham and Nyanza properties and reduced mortgage interest of $213,000.

In fiscal 2000, operating profits decreased $1,582,000 and revenues increased $876,000. The decrease in operating profits was due to $1,251,000 of costs incurred at the Nyanza Building to clean up an oil spill caused by a small break in an oil return line that had been leaking oil over an extended period of time; increased energy costs of $265,000 due to a substantial increase in fuel costs; increased repairs and maintenance of $555,000 at the East Newark and Waltham properties; increased mortgage interest of $85,000 and a $169,000 insurance recovery in fiscal 1999 at the Richmond Virginia Shopping Center. The decrease in operating profits mentioned above were offset by increased revenues and operating profits at substantially all the other properties. The revenue increases came principally from the Newburyport property that was renovated in the prior year ($553,000) and the Shipps Corner Shopping Center which the Company purchased in November 1998 ($231,000).

Hotel

In fiscal 2002, revenues decreased $100,000 but profits increased $206,000 as a result of decreased fuel and utility costs of $102,000, lower repairs and maintenance of $25,000, reduced real estate taxes of $97,000 and slightly lower operating costs.

In fiscal 2001, revenues decreased $95,000 and profits decreased $466,000 as a result of the lower revenues, increased fuel and utility costs of $140,000, higher repairs and maintenance of $53,000, increased depreciation expense of $67,000 and higher operating costs.

In fiscal 2000, revenues increased $1,256,000 and profits increased $529,000 as a result of the completion, in January 1999, of a $4,000,000 renovation project which allowed the hotel to operate as a Holiday Inn franchise. Depreciation expense increased $307,000 as a result of the renovation.

Seafood

In fiscal 2002, overall revenues for the seafood division decreased $5,052,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests share of loss of subsidiaries) in fiscal 2002 were $4,714,000 as compared to losses of $4,653,000 in fiscal 2001. Revenues increased at the Ecuadorian shrimp operations by $196,000 but losses from operations were $2,737,000 due to continued poor shrimp yields caused by the devastating outbreak three years ago of White Spot Virus that continues to decimate the Ecuadorian shrimp industry. The Company is continuing its efforts to combat the virus. The Company believes that the introduction of the Polyculture technology combined with the procedures introduced last year and the continued use of its patented Mariculture system may result in an improvement in the shrimp operations. However, there can be no assurance that these treatments will be successful. The Company's Florida operations incurred a loss of $1,510,000 in fiscal 2002 as compared to a loss of $2,583,000 in fiscal 2001 on a $3,634,000 decrease in revenues. Bluepoints Long Island operations had a loss of $546,000 as compared to a loss of $65,000 in the prior year and revenues decreased $1,654,000. Due to continuing losses in its clamming operations, the Company closed its clam operations in July 2002 and has entered into a contract of sale for its West Sayville Long Island facility. The domestic seafood industry is continuing to experience a drop in profitability that started in September of 2000 due to the slowing economy.

In fiscal 2001, revenues for the seafood division increased $5,198,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 2001 were $4,653,000 as compared to losses of $2,501,000 in fiscal 2000. Losses from the Ecuadorian shrimp operations were $2,005,000 and revenues decreased $710,000 due to continued poor shrimp yields caused by the devastating outbreak two years ago of White Spot Virus that is decimating the Ecuadorian shrimp industry. The Company continued its efforts started in the prior year to combat the virus by importing larvae from Panama and micro-screening the water going into its ponds. The Company's Florida operations incurred a loss of $2,583,000 in fiscal 2001 as compared to a loss of $798,000 in fiscal 2000 on a $4,563,000 increase in revenues. Bluepoints Long Island operations had a loss of $65,000 as compared to a profit of $497,000 in the prior year and revenues increased $1,345,000. The domestic seafood industry experienced a severe drop in profitability starting in September of 2000 due to the slowing economy and reduced consumer confidence. Seafood operations were adversely affected by losses incurred on imported scallops caused by a precipitous drop in domestic scallop prices and lower than anticipated margins on many of our seafood products.

In fiscal 2000, revenues for the seafood division increased $12,287,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 2000 were $2,501,000 as compared to a loss of $2,428,000 in fiscal 1999. Losses from the Ecuadorian shrimp operations were $2,199,000 and revenues decreased $1,389,000 due to continued poor shrimp yields caused by the White Spot Virus. The Company attempted to combat the virus by constructing grow-out ponds so that juvenile shrimp could mature to a larger size before they were placed into the shrimp ponds thereby making them less susceptible to the virus. The Company was also developing a new product, Tolerine, to help the shrimp fight off the White Spot Virus. The Company's scallop operation incurred a loss of $798,000 in fiscal 2000 as compared to a loss of $547,000 in fiscal 1999 on a $343,000 decrease in revenues. Bluepoints Long Island operations had a profit of $497,000 as compared to a profit of $66,000 in the prior year. Revenues increased $14,019,000 principally due to the sale of lobster tails, a new product introduced last year, and other seafood products.

Textile

In fiscal 2002, revenues for the textile division decreased $2,222,000 over the prior year and operating loss increased $63,000. Hanora Spinning's operating profit increased $251,000, to $671,000 and revenues decreased $2,131,000. Hanora South and J&M Dyers ("J&M") incurred a combined loss of $650,000, as compared to the prior years' loss of $319,000 and revenues decreased $160,000. Losses increased principally due to costs incurred in closing down our yarn spinning plant in Lake City South Carolina in September 2001. Whitlock Combing Co. Inc. ("Whitlock"), which owned a wool combing plant in South Carolina and which discontinued operations in 1992, incurred a loss of $126,000 relating to its property in South Carolina that is being offered for sale compared to a loss of $143,000 last year. During the three years ended June 30, 2002, the Company purchased approximately $1,214,000 of machinery and equipment for the textile operations.

In fiscal 2001, revenues for the textile division increased $1,735,000 and operating loss decreased $251,000. Hanora Spinning's operating profit increased $114,000, to $420,000 and revenues increased $1,924,000. Hanora South and J&M Dyers incurred a combined loss of $319,000, as compared to the prior years' loss of $416,000 and revenues decreased $189,000. Losses decreased principally due to the higher revenues and lower depreciation at Hanora South and J&M of $136,000. Whitlock incurred a loss of $143,000 compared to a loss of $183,000 last year.

In fiscal 2000, revenues for the textile division decreased $1,111,000 and operating loss decreased $383,000. Hanora Spinning's operating profit decreased $77,000, to $306,000 and revenues decreased $661,000. Hanora South and J&M Dyers incurred a combined loss of $416,000, as compared to the prior years' loss of $593,000 and revenues decreased $450,000. The decrease in revenues was due to the continuing downturn in the textile industry caused by increased competition from foreign companies. Earnings increased principally due to lower depreciation at Hanora South and J&M of $167,000 and the write off in fiscal 1999 of $300,000 relating to Whitlock. Whitlock incurred a loss of $183,000 compared to a loss of $466,000 (including a write-down of its building by $300,000) in fiscal 1999.

Corporate/Other

Corporate interest and expenses for the last three years was $4,324,000, $4,492,000 and $4,175,000, respectively. Corporate and other revenues for the last three years was $236,000, $387,000 and $864,000, respectively. Corporate expenses includes the operations of the Merrimac division other than those related to the ownership of currently leased real estate which are included in the real estate operations. Corporate interest and expenses in fiscal 2002 decreased due to a decrease in salaries of $148,000 and a reduction in interest expense of $66,000.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the value of the properties held for sale or properties in use are impaired as of June 30, 2002.

Valuation of Investments in and Advances to Affiliated Entities

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of June 30, 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("Statement") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after July 1, 2001.

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

Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121. Management does not believe that the adoption of Statement No. 141 or 142 will have a significant effect on results of operations or the financial position of the Company.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Evens and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms, and to address the virus problem that is affecting shrimp production in Ecuador, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Polyculture process, Mariculture System, Tolerine product and micro-screening efforts, demand for the Company's textile services, general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing, and adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISKS

The Company currently has no variable rate debt.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive (loss) income, retained earnings, and cash flows for each of three years in the period ended June 30, 2002. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 14.a.2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries, Bluepoints International Fisheries, Inc. and subsidiaries and the hotel division, which statements reflect total assets constituting 22% in 2002, 24% in 2001 and 23% in 2000, and total revenues constituting 20% in 2002, 23% in 2001, and 20% in 2000, of the related consolidated totals, and (b) Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies (the "Mondragon Companies", a corporation in which the Company has a 38% interest), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP

New York, New York
September 17, 2002

Independent Auditor's Report
----------------------------

To the Board of Directors
   Marchelot S.A. and Subsidiaries
   New York, U.S.A.

      1. We have audited the accompanying consolidated balance sheets of Marchelot S. A. (a wholly-owned subsidiary of Bluepoints Co. Inc. of Bermuda), and its subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S.A. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the three years ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO STERN


August 2, 2002
Guayaquil, Ecuador

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Bluepoints International Fisheries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bluepoints International Fisheries, Inc. (a Florida corporation) and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the omission of the information discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluepoints International Fisheries, Inc. and Subsidiaries as of June 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hoyman, Dobson & Company, P.A.


Hoyman, Dobson & Company, P.A.
August 23, 2002

[DB&B LOGO]
                            DERMODY, BURKE & BROWN
                       Certified Public Accountants, P.C.

                            INDEPENDENT AUDITORS' REPORT
                            ====================================================



                            BOARD OF DIRECTORS
                            FIRST REPUBLIC CORPORATION
http://www.dbandb.com       OF AMERICA, HOLIDAY INN

120 Corporate Drive
Auburn, NY 13201-1634       We have audited the accompanying balance sheets of
  (315) 253-6273            FIRST REPUBLIC CORPORATION OF AMERICA, HOLIDAY INN
Fax (315) 253-0890          as of June 30, 2002 and 2001, and the related
                            statements of income and division control and cash
                            flows for the years then ended. These financial
 100 Grange Place,          statements are the responsibility of the Company's
    Suite A                 management. Our responsibility is to express an
Cortland, NY 13045-1330     opinion on these financial statements based on our
  (607) 753-3300            audits.
 Fax (607) 753-1348
                            We conducted our audits in accordance with auditing
                            standards generally accepted in the United States of
                            America. Those standards require that we plan and
                            perform the audit to obtain reasonable assurance
 555 French Road            about whether the financial statements are free of
New Hartford, NY 13413-1044 material misstatement. An audit includes examining,
 (315) 732-2991             on a test basis, evidence supporting the amounts
                            and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                            The Holiday Inn is owned and operated by First
                            Republic Corporation of America and its affiliated
                            company, First Republic Building Corporation. The
                            accounting records maintained in Syracuse relate
                            only to the transactions incurred in the daily
                            operation of the Hotel. Transactions involving debt
                            financing, tax escrow payments, corporate income
a member of                 taxes and property accounts are not reflected on the
                            Hotel's books but are the accounting responsibility
[POLARIS INTERNATIONAL      of First Republic and its affiliate. These financial
    LOGO]                   statements are issued for inclusion in the financial
 WORLDWIDE SOLUTIONS        statements of FirstRepublic Corporation of America
 FOR YOUR BUSINESS.         and should not be considered
                            separately in determining the financial position
                            and results of operations of the Holiday Inn.
================================================================================


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of First Republic Corporation of America, Holiday Inn at June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 12 to 23 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                                            /S/ DERMODY, BURKE AND BROWN



                                            DERMODY, BURKE AND BROWN
                                            CERTIFIED PUBLIC ACCOUNTANTS, P. C.



Syracuse, NY

August 16, 2002

The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets

                                                                                      JUNE 30,
                                                                               2002              2001
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $   3,401,100   $    5,169,899
   Accounts and rents receivable, net of allowances of $265,608
     and $245,513                                                             5,525,489        6,930,795
   Mortgage receivable--current portion (Note 11)                                17,530                -
   Other receivables including $128,233 and $528,000 due from related
     party (Note 9)                                                           3,606,661        2,318,871
   Inventories (Note 1)                                                       7,405,726       10,606,156
   Prepaid expenses and other assets                                          2,290,835        2,084,629
                                                                       ------------------------------------
Total current assets                                                         22,247,341       27,110,350

Real estate held for rental and hotel, at cost (Note 4):
   Land                                                                       4,706,158        6,149,022
   Building and improvements                                                 45,222,980       44,324,242
                                                                       ------------------------------------
                                                                             49,929,138       50,473,264
   Less accumulated depreciation                                             22,719,304       20,845,210
                                                                       ------------------------------------
                                                                             27,209,834       29,628,054
Other property, plant and equipment, at cost:
   Land                                                                       1,419,275        1,597,795
   Buildings and improvements                                                 9,487,426       10,452,810
   Leaseholds and improvements                                                  531,968          541,584
   Machinery, equipment and vehicles                                         11,409,773       11,708,998
   Furniture and furnishings                                                    232,762          253,796
   Construction-in-progress                                                     683,270          212,516
                                                                       ------------------------------------
                                                                             23,764,474       24,767,499
   Less accumulated depreciation and amortization                            10,275,755       10,167,484
                                                                       ------------------------------------
                                                                             13,488,719       14,600,015

Deferred income tax (Note 6)                                                  2,405,000        1,743,000
Mortgage receivable--net of current portion (Note 11)                           442,166                -
Restricted cash                                                                 363,377          388,055
Investments in and advances to affiliated entities (Note 3)                  16,351,065       14,998,052
Tenant improvements, net of accumulated amortization of $6,029,145
   and $4,951,300                                                             5,515,605        6,265,519
Unamortized leasing, financing and other deferred costs, net of
   accumulated amortization of $1,354,159 and $990,233                          939,577        1,158,583

Other assets:
   Cash and securities in trust for tenants' security deposits                  889,579        1,032,977
   Mortgage escrow funds and security deposits                                  148,897           97,032
   Assets held for sale (Note 10)                                               500,000          500,000
   Due from related parties (Note 9)                                          8,464,256        7,094,090
   Other                                                                         16,400           16,400
                                                                       ------------------------------------
                                                                             10,019,132        8,740,499
                                                                       ------------------------------------
Total assets                                                              $  98,981,816   $  104,632,127
                                                                       ====================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                                      JUNE 30,
                                                                               2002              2001
                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable, related party (Note 9)                                   $     640,000   $      640,000
   Current portion of long-term debt (Note 4)                                 1,692,467        1,647,041
   Accounts payable                                                           1,346,192        2,659,983
   Accrued expenses and taxes payable                                         1,592,675        2,264,543
   Due to related parties (Note 9)                                              748,670          525,579
   Other liabilities                                                             93,257           93,257
                                                                       ------------------------------------
Total current liabilities                                                     6,113,261        7,830,403

Long-term debt (Notes 4 and 5)                                               24,043,987       25,720,743

Other liabilities:
   Tenants' security deposits payable                                           889,579        1,032,977
   Accrued pension (Note 7)                                                     548,000          372,059
                                                                       ------------------------------------
                                                                              1,437,579        1,405,036

Minority interests                                                              585,568          531,369
                                                                       ------------------------------------
Total liabilities                                                            32,180,395       35,487,551

Leases, commitments and contingencies (Notes 8 and 10)

Stockholders' equity:
   Common stock, $1 par value:
     Authorized, 2,400,000 shares;
     Issued and outstanding, 1,175,261 shares                                 1,175,261        1,175,261
   Additional paid-in capital                                                15,000,753       15,000,753
   Retained earnings                                                         55,832,297       57,778,773
   Other comprehensive loss--additional minimum
     pension obligation                                                        (609,000)        (257,000)
                                                                       ------------------------------------
                                                                             71,399,311       73,697,787
   Less treasury stock, at cost--507,616 and 506,685 shares
     (Note 10)                                                               (4,597,890)      (4,553,211)
                                                                       ------------------------------------
Total stockholders' equity                                                   66,801,421       69,144,576
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                $  98,981,816   $  104,632,127
                                                                       ====================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations
                         and Comprehensive (Loss) Income

                                                                           YEAR ENDED JUNE 30,
                                                                 2002              2001             2000
                                                          ------------------------------------------------------
Revenues:
   Sales--textiles and seafood                              $    38,221,817   $    45,870,362   $    38,740,593
   Rents and other revenues--real estate and hotel
     operations (Note 8)                                         21,426,589        22,127,659        23,606,539
   Other (including interest income of approximately
     $1,170,000, $1,275,000 and $1,044,000, respectively)
                                                                  2,150,763         2,108,142         2,621,539
                                                          ------------------------------------------------------
                                                                 61,799,169        70,106,163        64,968,671
                                                          ------------------------------------------------------
Costs and expenses:
   Cost of sales--textiles and seafood                           39,429,538        46,212,689        36,564,200
   Operating costs--real estate and hotel operations             11,839,633        13,572,010        14,052,986
   Depreciation and amortization                                  4,343,315         4,551,661         4,891,862
   Interest (Note 4)                                              2,146,385         2,413,301         3,205,204
   Selling, general and administrative (Notes 7 and 8)            7,113,393         7,445,277         6,335,931
   Minority interests' share of loss of subsidiaries             (1,846,592)       (1,480,977)       (1,070,479)
                                                          ------------------------------------------------------
                                                                 63,025,672        72,713,961        63,979,704
                                                          ------------------------------------------------------
(Loss) income before income taxes, gain on sale and
   equity in loss of affiliated entities                         (1,226,503)       (2,607,798)          988,967
Equity in loss of affiliated entities (Note 3)                     (802,384)         (606,984)       (1,203,710)
Gain on sale of real estate held for rental                         177,855        18,629,597            81,407
Loss on sale of subsidiary                                          (69,444)                -                 -
                                                          ------------------------------------------------------
(Loss) income before income taxes                                (1,920,476)       15,414,815          (133,336)
Income tax expense (Note 6)                                          26,000           707,000           143,000
                                                          ------------------------------------------------------
Net (loss) income                                                (1,946,476)       14,707,815          (276,336)
                                                          ------------------------------------------------------

Other comprehensive loss:
   Additional minimum pension obligation (net of deferred
     taxes of $235,000, $10,000 and
     $56,000, respectively) (Note 7)                               (352,000)          (15,000)          (85,000)
                                                          ------------------------------------------------------
Comprehensive (loss) income                                 $    (2,298,476)  $    14,692,815   $      (361,336)
                                                          ======================================================

Per share of common stock (Note 1):
Net (loss) income--basic and diluted                        $         (2.91)  $        21.98    $        ($0.41)
                                                          ======================================================



See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings

                                                                      YEAR ENDED JUNE 30,
                                                            2002              2001             2000
                                                     ------------------------------------------------------


Balance, beginning of year                              $   57,778,773    $   43,070,958   $   43,347,294

Net (loss) income for the year                              (1,946,476)       14,707,815         (276,336)
                                                     ------------------------------------------------------

Balance, end of year                                    $   55,832,297    $   57,778,773   $   43,070,958
                                                     ======================================================



See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                     YEAR ENDED JUNE 30,
                                                           2002               2001              2000
                                                    --------------------------------------------------------

OPERATING ACTIVITIES
Net (loss) income                                       $  (1,946,476)    $  14,707,815    $    (276,336)
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Gain on sale of real estate held for rental               (177,855)      (18,629,597)         (81,407)
   Loss on sale of subsidiary                                  69,444                 -                -
   Depreciation and amortization                            4,343,315         4,551,661        4,891,862
   Bad debt                                                    60,000                 -                -
   Deferred income taxes                                     (437,000)         (427,000)        (345,000)
   Equity in loss of affiliated entities                      802,384           606,984        1,203,710
   Minority interests' share of loss in subsidiaries       (1,846,592)       (1,480,977)      (1,070,479)
   Changes in operating assets and liabilities:
     Accounts, rents and other receivables                    137,611          (129,895)      (2,993,484)
     Inventories                                            3,200,430        (1,290,432)      (4,021,726)
     Prepaid expenses and other assets                       (206,206)         (777,406)         (40,361)
     Accounts payable                                      (1,313,791)          914,319       (1,123,482)
     Accrued expenses and other current liabilities          (671,868)         (703,577)         796,711
     Due to related parties                                   223,091           (96,860)         219,943
     Other liabilities                                       (554,457)         (640,762)        (126,839)
                                                     ------------------------------------------------------
Net cash provided by (used in) operating activities         1,682,030        (3,395,727)      (2,966,888)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchases of real estate held for rental                     (945,152)       (1,524,376)      (1,930,408)
Purchases of other property plant and equipment              (855,109)       (1,170,085)        (997,772)
Additions to tenant improvements                             (461,553)         (598,851)        (800,680)
Proceeds from sale of real estate                           1,771,000        20,050,000        5,634,048
Investment in affiliated entities                          (2,155,397)       (1,906,749)      (2,159,066)
Payments received on mortgages receivable                       5,549                 -           52,105
Restricted cash                                                24,678            26,053           26,179
Other investing activities                                    310,539           198,322          243,547
                                                     ------------------------------------------------------
Net cash (used in) provided by investing activities        (2,305,445)       15,074,314           67,953
                                                     ------------------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                                      YEAR ENDED JUNE 30,
                                                            2002              2001             2000
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from mortgages and notes payable
   to banks                                             $           -     $      10,500    $   8,370,000
Payments on mortgages and notes payable
   to banks                                                (1,631,330)       (3,558,116)     (10,452,662)
Proceeds from related parties                                       -                 -        8,775,000
Payments to related parties                                         -        (5,600,000)      (3,175,000)
Minority interests' additional paid-in capital                530,625           382,500          198,357
Purchases of treasury stock                                   (44,679)          (46,285)         (20,160)
                                                     ------------------------------------------------------
Net cash (used in) provided by financing activities        (1,145,384)       (8,811,401)       3,695,535
                                                     ------------------------------------------------------

Net (decrease) increase in cash and cash equivalents
                                                           (1,768,799)        2,867,186          796,600
Cash and cash equivalents at the beginning
   of year                                                  5,169,899         2,302,713        1,506,113
                                                     ------------------------------------------------------
Cash and cash equivalents at the end of year            $   3,401,100     $   5,169,899    $   2,302,713
                                                     ======================================================

SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes                              $   1,325,427     $     456,524    $     459,600
                                                     ======================================================
Cash paid for interest                                  $   2,151,409     $   2,454,954    $   3,089,004
                                                     ======================================================



See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


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

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                                JUNE 30,
                                                         2002              2001
                                                   ------------------------------------


         Work-in-process and raw materials            $   1,458,175   $    1,938,535
         Finished goods                                   5,947,551        8,667,621
                                                   ------------------------------------

                                                      $   7,405,726   $   10,606,156
                                                   ====================================

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

EARNINGS PER SHARE

Basic and diluted per share amounts are based on 668,092 (2002), 669,195 (2001) and 669,922 (2000) weighted average shares of common stock outstanding.

FOREIGN OPERATIONS

A subsidiary, together with certain entities in which the subsidiary owns a 38% interest, is engaged in shrimp farming operations in Ecuador. Financial statements of such foreign entities were translated using the U.S. dollar as the functional currency since Ecuador had a hyperinflationary currency until February 2000. Since March 2000, these subsidiaries maintain their accounting records in U.S. dollars as a result of Ecuador dollarizing its currency. Operations include exchange gains (included in selling, general and administrative expenses) of $0 (2002), $0 (2001) and $612,965 (2000) resulting from foreign currency transactions and from translation of the foreign entities' financial statements.

           The First Republic Corporation of America and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATIONS

In June 2001, the FASB issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after July 1, 2001. For the year ended June 30, 2002, the adoption of this statement had no effect on results of operations or the financial position of the Company.

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

           The First Republic Corporation of America and Subsidiaries

2. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

The Company's operations in the industry segments detailed below consist of:

         Real Estate: Ownership of loft, office and industrial buildings, shopping centers and residential property located principally in the states of New York, New Jersey, Florida, North Carolina, Massachusetts, Rhode Island, Virginia and Pennsylvania.

         Hotel: Ownership and operation of a hotel and convention center in Liverpool, New York.

         Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's South Shore in New York State, (discontinued July 2002) harvesting and sale of scallops on property leased by the Company in Cape Canaveral, Florida, sales of shrimp from Ecuador (grown in Company leased ponds or purchased from a 38% owned entity and other third-parties) and sales of lobster tails, shrimp and other products purchased locally or imported from various other countries.

         Textile: Operation of a yarn spinning plant and a dye house located in Rhode Island and South Carolina.

The Company operates in four segments, as noted above. These segments are managed and reported separately because of the differences in products they produce and markets they serve. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income, i.e. results of operations before certain corporate items and income taxes. There are no intersegment sales.

           The First Republic Corporation of America and Subsidiaries

2. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

Following is information about the Company's industry segments for each of the three years ended June 30:

                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Revenues:
            Real estate                                $   15,137,489    $    15,920,186  $   17,144,909
            Hotel                                           6,323,824          6,423,848       6,518,827
            Seafood                                        29,598,504         34,650,348      29,451,921
            Textile                                        10,503,110         12,724,946      10,989,479
            Corporate                                         236,242            386,835         863,535
                                                     ------------------------------------------------------
                                                       $   61,799,169    $    70,106,163  $   64,968,671
                                                     ======================================================
         Operating (loss) profit:
            Real estate (a)                            $    4,526,733    $     3,890,110  $    4,152,961
            Hotel                                             310,883            105,087         571,369
            Seafood (f)                                    (3,787,002)        (3,935,900)     (1,200,537)
            Textile (b)                                      (105,736)           (42,753)       (293,400)
                                                     ------------------------------------------------------
         Total operating profit                               944,878             16,544       3,230,393

         Corporate expenses                                (3,746,252)        (3,848,280)     (3,433,644)
         Corporate interest expense                          (577,407)          (643,874)       (741,796)
         Corporate revenue (e)                                236,242            386,835         863,535
         Gain on sale of real estate                          177,855         18,629,597          81,407
         Equity in loss of affiliated entities (c)           (802,384)          (606,984)     (1,203,710)
         Minority interests' share of loss of
            subsidiaries                                    1,846,592          1,480,977       1,070,479
                                                     ------------------------------------------------------
         (Loss) income before income taxes             $   (1,920,476)   $    15,414,815  $     (133,336)
                                                     ======================================================

           The First Republic Corporation of America and Subsidiaries

2. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                            2002             2001              2000
                                                     ------------------------------------------------------
          Identifiable assets:
            Real estate                                $   31,636,408    $    33,944,580  $   35,646,289
            Hotel                                           4,467,976          5,161,505       5,915,137
            Seafood                                        30,150,368         31,496,637      28,352,641
            Textile                                         8,108,643          9,591,173       9,501,781
            Corporate and other (d)                        24,618,421         24,438,132      20,312,671
                                                     ------------------------------------------------------
                                                       $   98,981,816    $   104,632,127  $   99,728,519
                                                     ======================================================
         Depreciation and amortization:
            Real estate                                $    2,252,981    $     2,148,485  $    2,286,744
            Hotel                                             888,449            899,677         832,232
            Seafood                                           560,005            804,055         951,377
            Textile                                           572,965            639,448         769,115
            Corporate and other                                68,915             59,996          52,394
                                                     ------------------------------------------------------
                                                       $    4,343,315    $     4,551,661  $    4,891,862
                                                     ======================================================
         Capital expenditures--net:
            Real estate                                $    1,296,057    $     1,921,714  $    2,308,232
            Hotel                                             110,648            201,513         422,856
            Seafood                                           362,870            664,388         543,748
            Textile                                           436,339            347,759         430,167
            Corporate and other                                55,900            157,938          23,857
                                                     ------------------------------------------------------
                                                       $    2,261,814    $     3,293,312  $    3,728,860
                                                     ======================================================
         Geographic information:
            Revenues
              United States                            $   60,963,969    $    69,466,474  $   63,594,010
              Ecuador                                         835,200            639,689       1,374,661
                                                     ------------------------------------------------------
                                                       $   61,799,169    $    70,106,163  $   64,968,671
                                                     ======================================================
         Identifiable assets:
            United States                              $   72,329,816    $    78,937,127  $   75,496,519
            Ecuador                                        26,652,000         25,695,000      24,232,000
                                                     ------------------------------------------------------
                                                       $   98,981,816    $   104,632,127  $   99,728,519
                                                     ======================================================

(a)   Includes mortgage interest expense of $1,175,844 (2002), $1,268,079
      (2001), and $1,481,190 (2000).

(b)   Includes losses from Whitlock (see Note 10).

(c)   See Note 3.

(d) Consists principally of investments in and advances to affiliated entities.

(e)   Includes interest income of $41,000 (2002), $237,000 (2001) and $117,000
      (2000).

(f)   Includes interest income of $1,046,000 (2002), $1,035,000 (2001) and
      $927,000 (2000).

           The First Republic Corporation of America and Subsidiaries

3. AFFILIATED ENTITIES

The following table summarizes information with respect to the Company's affiliated entities:

                                                       COMPANY'S                COMPANY'S
                                                      INVESTMENTS             EQUITY IN INCOME
                                                      AND ADVANCES                (LOSS)
                                                      ------------                ------

                                      COMPANY'S
                                      OWNERSHIP         JUNE 30,                 YEAR ENDED JUNE 30,
                                     PERCENTAGE     2002        2001       2002       2001        2000
                                    -----------------------------------------------------------------------
                                                                      (In Thousands)
         Sunscape Associates             50%        $    405   $   373      $  45    $   37     $    35
         Mondragon Companies(1)          38%          15,700    14,382       (927)     (717)     (1,300)
         Other                         Various           246       243         80        73          61
                                                 ----------------------------------------------------------
                                                    $ 16,351   $14,998      $(802)   $ (607)    $(1,204)
                                                 ==========================================================


   (1)--Advances to Mondragon from the Company were approximately $15,700,000 and $14,382,000 at June 30, 2002 and 2001, respectively (see Note 9).

REAL ESTATE

Sunscape Associates ("Sunscape") owns a 167 unit garden apartment complex located in Orlando, Florida. The other 50% interest in Sunscape is owned by corporate entities which in turn are owned by officers and directors of the Company.

SEAFOOD

Bluepoints Company Inc. ("Bluepoints"): Bluepoints, an 80.2% owned subsidiary of the Company, owns Marchelot S.A. which in turn owns a 38% interest in two Ecuadorian corporations, Isca C.A. and Langomorro CIA. Ltda. (collectively, the "Mondragon Companies"), engaged in shrimp farming operations in Ecuador. The remaining 19.8% of Bluepoints is owned by certain stockholders of the Company. The Estate of A.A. Rosen owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

3. AFFILIATED ENTITIES (CONTINUED)

Condensed combined financial information of the Mondragon Companies is as follows:

                                                                                    JUNE 30,
                                                                             2002              2001
                                                                       ------------------------------------
         ASSETS
         Current assets                                                   $    1,498,000   $      945,000
         Property and equipment--net of accumulated
            depreciation                                                      12,552,000       13,018,000
         Other assets                                                                  -            3,000
                                                                       ------------------------------------
         Total assets                                                     $   14,050,000   $   13,966,000
                                                                       ====================================

         LIABILITIES
         Due to Bluepoints and other affiliates                           $    8,293,000   $    6,580,000
         Other current liabilities                                               407,000          176,000
                                                                       ------------------------------------
         Total current liabilities                                             8,700,000        6,756,000

         Long-term debt--Bluepoints                                            8,928,000        8,928,000
                                                                       ------------------------------------
         Total liabilities                                                    17,628,000       15,684,000

         Stockholders' equity                                                 (3,578,000)      (1,718,000)
                                                                       ------------------------------------
         Total liabilities and equity                                     $   14,050,000   $   13,966,000
                                                                       ====================================


                                                                      YEAR ENDED JUNE 30,
                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Revenues                                      $      245,000    $      285,000   $    1,575,000
         Costs and expenses                                 2,685,000         2,171,000        4,995,000
                                                     ------------------------------------------------------
         Net loss                                      $   (2,440,000)   $   (1,886,000)  $   (3,420,000)
                                                     ======================================================

           The First Republic Corporation of America and Subsidiaries

4. LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

                                                                                    JUNE 30,
                                                                             2002              2001
                                                                       ------------------------------------
         Variable rate mortgage payable due 2000, maturity date
            extended to August 2005 (1) and (4)                           $            -  $     3,355,000
         Mortgages payable due 2002-2019 bearing interest
            at fixed rates of 7.0% to 8.5% (1), (2), (3), (5), (6),
            (7), (8), (9), (10), and (11)                                     25,736,454       24,012,784
                                                                       ------------------------------------
                                                                              25,736,454       27,367,784
         Less payments due within one year                                     1,692,467        1,647,041
                                                                       ------------------------------------
                                                                          $   24,043,987  $    25,720,743
                                                                       ====================================

   (1)--The net book value of real estate assets pledged as collateral is approximately $18,400,000 and $18,800,000 at June 30, 2002 and 2001,
         respectively.

   (2)--In fiscal 1998, the Company refinanced a mortgage, collateralized by the Brookhaven Shopping Center in Brookhaven Pennsylvania, which had an outstanding balance of approximately $1,500,000 for $2,500,000. The new loan bears interest at 7.8% per annum and provides for monthly payments of $20,601 including principal and interest commencing February 1, 1998 through December 31, 2007 when the remaining unpaid balance of $1,722,000 will become due. The balance was $2,239,473 and $2,306,596 at June 30, 2002 and 2001, respectively.

   (3)--The Company has a $9,000,000 term loan with interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2.0% or, (b) the Alternate Base Rate (as defined) plus 0.50%.The term loan requires amortization payments of $358,800 per annum. Both loans mature on October 21, 2002. The Company is presently negotiating with its lender to renew the loans for an additional five years. At June 30, 2002 and 2001, the term loan balance was $7,355,500 and $7,714,300, respectively, with a fixed rate of interest of 7.5% and for both years, nothing was outstanding under the revolving line of credit.

           The First Republic Corporation of America and Subsidiaries

4. LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)

   (4)--On August 31, 1998, the Company obtained a $3,355,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. The construction loan, which matured on August 31, 2000 was extended and in October 2001 was converted to a term loan expiring August 31, 2005. The loan is collateralized by a mortgage on the Merrimac property, bears interest at 5.5% and calls for monthly payments through August 2005. A balloon payment of $3,141,405 is then due. The balance was $3,324,252 and $3,355,000 at June 30, 2002 and 2001, respectively.

   (5)--On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520,000. The new $3,000,000 mortgage calls for monthly payments of $23,711 including principal and interest, bears interest at 7.25% and matures on September 1, 2018. The balance was $2,719,400 and $2,803,442 at June 30, 2002 and 2001, respectively.

   (6)--On December 18, 1998, the Company closed a loan with the Overseas Private Investment Corporation for $5,050,000. The loan is collateralized by a mortgage on the Waltham Engineering Center, bears interest at 7.3% per annum, provides for 15 semi-annual payments of principal and interest and matures on June 15, 2006. The balance was $2,693,334 and $3,366,667 at June 30, 2002 and 2001, respectively.

   (7)--On May 20, 1999, the Company obtained a $2,500,000 loan, from a bank, secured by a mortgage on the Shipps Corner Shopping Center, in Virginia Beach, Virginia, which the Company acquired in November 1998. The self liquidating loan calls for monthly payments of $19,000, including principal and interest, bears interest at 7% per annum, and matures in June 2019. The balance was $2,308,370 and $2,376,753 at June 30, 2002 and 2001, respectively.

           The First Republic Corporation of America and Subsidiaries

4. LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)

   (8)--On July 26, 1996, the Company obtained a $4,000,000 loan, from a bank, secured by Greensboro North Shopping Center located in Greensboro, North Carolina. The loan calls for monthly payments of $35,850, including principal and interest, bears interest at 8.35% per annum, and matures on August 1, 2006 when the remaining unpaid balance of $2,521,772 plus interest will become due. The balance was $3,280,124 and $3,429,591 on June 30, 2002 and 2001, respectively.

   (9)--On February 4, 1994, the Company obtained a $3,000,000 loan, from a bank, secured by Greensboro South Shopping Center located in Greensboro, North Carolina. The loan calls for monthly payments of $29,543, including principal and interest, bears interest at 8.5% per annum, and matures on March 1, 2009. The balance was $1,816,001 and $2,007,238 on June 30, 2002 and 2001, respectively.

  (10)--On July 7, 2000, the Company obtained a $10,500 loan from a credit corporation, to purchase a forklift. The loan called for monthly payments of $274, bore interest at 11.5%, and was to mature on June 7, 2004. The loan was repaid during the year ended June 30, 2002.

Aggregate principal payments on debt outstanding as of June 30, 2002 are as follows:

                                                                            AMOUNT
                                                                       --------------------
         Year ending June 30:
            2003                                                          $    1,692,467
            2004                                                               1,746,385
            2005                                                               1,805,707
            2006                                                               4,955,666
            2007                                                               3,508,797
            Thereafter                                                        12,027,432
                                                                       --------------------
                                                                          $   25,736,454
                                                                       ====================

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value for all financial instruments for which it is practicable to estimate that value.

           The First Republic Corporation of America and Subsidiaries

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Company in estimating fair values for financial instruments at June 30, 2002:

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

     Notes Payable and Long-Term Debt:. For fixed rate notes payable, fair value is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the Company's notes payable and long-term debt is approximately $27,327,000.

6. INCOME TAXES

At June 30, 2001, the Company had a net operating loss carryforward of approximately $32,500,000 for income tax purposes that expired in 2002. This carryforward, resulted from the merger of Merrimac Corporation into the Company on June 30, 1993. Deferred tax assets and liabilities reflected the net tax effects of the net operating loss carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           The First Republic Corporation of America and Subsidiaries

6. INCOME TAXES (CONTINUED)

For financial reporting purposes, a valuation allowance had been recognized to offset the portion of the deferred tax assets related to the carryforwards. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                    JUNE 30,
                                                                             2002              2001
                                                                       ------------------------------------
         Deferred tax assets:
            Net operating loss carryforwards                              $           -    $   11,100,000
            Book basis provisions                                             2,405,000         1,743,000
                                                                       ------------------------------------
         Total deferred tax assets                                            2,405,000        12,843,000
            Valuation allowance                                                       -        11,100,000
                                                                       ------------------------------------
         Net deferred tax asset                                           $   2,405,000    $    1,743,000
                                                                       ====================================

The components of (loss) income before income taxes are as follow:

                                                                      YEAR ENDED JUNE 30,
                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Domestic                                      $     (107,635)   $   16,722,010   $    1,800,608
         Foreign                                           (1,812,841)       (1,307,195)      (1,933,944)
                                                     ------------------------------------------------------
                                                       $   (1,920,476)   $   15,414,815   $     (133,336)
                                                     ======================================================

Significant components of the income tax expense (benefit) are as follows:

                                                                      YEAR ENDED JUNE 30,
                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Current:
            Federal                                    $            -    $      330,000   $       40,000
            State                                             463,000           804,000          448,000
                                                     ------------------------------------------------------
         Total current                                        463,000         1,134,000          488,000
                                                     ------------------------------------------------------
         Deferred:
            Federal                                          (386,000)         (377,000)        (305,000)
            State                                             (51,000)          (50,000)         (40,000)
                                                     ------------------------------------------------------
         Total deferred                                      (437,000)         (427,000)        (345,000)
                                                     ------------------------------------------------------
                                                       $       26,000    $      707,000   $      143,000
                                                     ======================================================

           The First Republic Corporation of America and Subsidiaries

6. INCOME TAXES (CONTINUED)

The reconciliation of income tax expense computed at the U.S. Federal statutory tax rates to income tax expense follows:

                                                    2002                     2001                    2000
                                          ---------------------------------------------------------------------------
                                             AMOUNT        PERCENT     AMOUNT      PERCENT     AMOUNT     PERCENT
                                          --------------------------------------------------------------------------
Tax at U.S. statutory rates                 $ (653,000)    (34.0)%   $ 5,241,000     34.0%   $  (45,000)     (34.0)%
Increases (reductions) resulting from:
   Alternative minimum tax                           -       -           330,000      2.1        40,000       30.0
   State taxes, net of federal tax benefit     272,000      14.2         498,000      3.2       269,000      201.7
   Loss from foreign operations (not
     subject to U.S. federal income
     taxes) reduced by portion charged to
     minority interest for which no tax        616,000      32.1         444,000      2.9       658,000      493.5
     benefit is recognized
   Minority interest in loss from
     domestic operations                      (314,000)    (16.4)       (266,000)    (1.7)     (145,000)    (108.7)
   Net operating loss carryforwards                  -       -        (5,442,000)   (35.3)     (668,000)    (501.0)
   Other items                                 105,000       5.5         (98,000)     (.6)       34,000       25.5
                                          ---------------------------------------------------------------------------
                                            $   26,000       1.4%    $   707,000      4.6%   $  143,000      107.2%
                                          ===========================================================================

7. BENEFIT PLANS

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $215,000 and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) for each of the years ended June 30, 2002, 2001 and 2000.

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

7. BENEFIT PLANS (CONTINUED)

Since a significant part of this subsidiary's operations have been discontinued, substantially all employees included in the plan have been terminated and no additional service benefits will accrue to such employees.


                                                                             2002              2001
                                                                       ------------------------------------
         Change in benefit obligation:
            Benefit obligation at beginning of year                      $   4,657,000     $   4,541,000
            Interest cost                                                      333,000           344,000
            Actuarial gain                                                     479,000           227,000
            Benefit payments                                                  (441,000)         (455,000)
                                                                       ------------------------------------
         Benefits obligation at end of year                              $   5,028,000     $   4,657,000
                                                                       ====================================

         Change in plan assets:
            Fair value of plan assets at beginning of year               $   4,285,000     $   3,912,000
            Actual return on plan assets                                       215,000           489,000
            Employer contributions                                             421,000           339,000
            Benefit payments                                                  (441,000)         (455,000)
                                                                       ------------------------------------
         Fair value of plan assets at end of year                        $   4,480,000     $   4,285,000
                                                                       ====================================

         Funded status:
            Funded status of the plan (underfunded)                      $    (548,000)    $    (372,000)
            Unrecognized net actuarial loss                                  1,014,000           427,000
                                                                       ------------------------------------
         Accrued benefit cost                                            $     466,000     $      55,000
                                                                       ====================================

         Amounts recognized in the statement of financial position consist of:
              Accrued benefit liability                                  $    (548,000)    $    (372,000)
              Accumulated other comprehensive loss                           1,014,000           427,000
                                                                       ------------------------------------
         Net amount recognized                                           $     466,000     $      55,000
                                                                       ====================================

Net periodic pension cost included the following components:

                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Interest cost on projected benefit
            obligation                                  $    333,000     $     345,000    $     339,000
         Expected return on plan assets                     (342,000)         (306,000)        (315,000)
         Recognized net actuarial gain                        20,000            18,000           12,000
                                                     ------------------------------------------------------
         Total pension expense                          $     11,000     $      57,000    $      36,000
                                                     ======================================================

           The First Republic Corporation of America and Subsidiaries

7. BENEFIT PLANS (CONTINUED)

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at June 30, 2002 and 7.5% at June 30, 2001. The expected long-term rate of return on plan assets was 8.0% in all three years.

8. LEASES

The Company is the lessee under a noncancellable operating ground lease which expires in 2065. The lease provides for rentals of $11,404 per year and requires future minimum rental payments aggregating $707,000 at June 30, 2002. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 9). Total rent expense for all operating leases amounted to approximately $124,000, $121,000 and $119,000 and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company owns various office buildings, industrial buildings and shopping centers from which it earns rental income under leases with various tenants. Generally leases provide for tenants to pay additional amounts based on real estate taxes and operating expenses incurred to maintain and operate these properties in excess of base year amounts. Lease terms for these properties range from one to 20 years.

Future minimum rentals (excluding operating expenses and other items billable to tenants which aggregated approximately $2,200,000, $2,400,000 and $2,200,000 and are included in rents and other revenues--real estate and hotel operations on the accompanying consolidated statements of operations and comprehensive (loss) income in the years ended June 30, 2002, 2001 and 2000, respectively) to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are as follows:

                                                                            AMOUNT
                                                                       ------------------
         Year ending June 30:
            2003                                                          $   12,100,000
            2004                                                               9,300,000
            2005                                                               7,700,000
            2006                                                               6,400,000
            2007                                                               5,000,000
            Thereafter                                                        15,300,000
                                                                       ------------------
                                                                          $   55,800,000
                                                                       ==================

           The First Republic Corporation of America and Subsidiaries

9. RELATED PARTY TRANSACTIONS

Certain stockholders, directors, officers or their relatives ("related parties") own interests in certain investments of the Company as follows:

                                                                            PERCENT OWNERSHIP BY
                                 INVESTMENT                            THE COMPANY        RELATED PARTY
         --------------------------------------------------------------------------------------------------
         Bluepoints Company Inc. ("Bluepoints")                            80.2             19.8 (1)
         Sunscape Associates                                               50.0             50.0
         The Mondragon Companies                                           38.0             50.0 (2)
         Larfico Larvas Del Pacifico S.A.                                  62.5             25.0
         Comercorp S.A.                                                    62.5             25.0

(1)-- At June 30, 2002 and 2001, the minority share of stockholders' deficiency of Bluepoints amounted to $8,464,256 and $7,094,090, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)-- Included in the investment balance of $15,700,000 and $14,382,000 are advances the Company has made to the Mondragon Companies amounting to $15,700,000 and $14,382,000 at June 30, 2002 and 2001, respectively (see
       Note 3). Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

9. RELATED PARTY TRANSACTIONS (CONTINUED)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:


                                                                      AMOUNT                    RELATED
                                                     ---------------------------------------     PARTY
                         TRANSACTIONS                    2002          2001         2000       OWNERSHIP
         --------------------------------------------------------------------------------------------------
         Insurance purchased in participation
           with the Rosen Group Properties:
              Premiums incurred                         $732,000     $526,000      $ 548,000          -%
              Administrative fee received                100,000      100,000         75,000          -
              Payable at June 30, to Rosen Group
                Properties for premiums above            732,000      526,000        512,000          -
         Due from Rosen Group Properties                  70,000       85,000              -          -
         Home office rent                                111,000      108,000        105,000        100
         Interest on $640,000 note to the Estate of
            A.A. Rosen                                    51,000       50,000         51,000
         Note payable to the Estate of A.A. Rosen        640,000      640,000        640,000          -
         Due from others                                 692,000      492,000        263,000          -
         Due to the Tranel Group (defined below)               -            -      5,600,000    various


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

           The First Republic Corporation of America and Subsidiaries

10. OTHER MATTERS (CONTINUED)

In June 1992, Whitlock, which was in the wool-combing business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets (included in the textile segment) of Whitlock, consisting of land and building are being held for sale and recorded at their estimated net realizable value of $500,000 at June 30, 2002. Losses incurred to maintain the property such as real estate taxes and insurance amounted to approximately $126,000, $143,000 and $183,000 in 2002, 2001 and 2000,
respectively.

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts and rents receivable. The Company maintains operating cash accounts at financial institutions in many states along the Eastern seaboard and, for its foreign subsidiaries, in Ecuador. Such accounts are subject to risk to the extent that the balances exceed the institutions' insurable limits. The Company's policy is designed to limit exposure to any one institution. Concentrations of credit risk with regard to accounts and rents receivable are limited due to the large number of entities comprising the Company's customer base and such base being dispersed over the industries in which the Company operates.

Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 2002.

During the years ended June 30, 2002, 2001 and 2000, there were 931, 935 and 480 shares of stock purchased for treasury at a cost of $44,679, $46,285 and $20,160, respectively.

11. MORTGAGE RECEIVABLE

A summary of mortgage receivable is as follows:

                    DESCRIPTION                      RATE        MATURITY DATE       JUNE 30, 2002
   ---------------------------------------------- ----------- -------------------- -------------------
   First mortgage on land and building              7.75%             (1)                 $459,696
   Less payment due within one year
      included in current assets                                                            17,530
                                                                                   -------------------
                                                                                          $442,166
                                                                                   ===================


11. MORTGAGE RECEIVABLE (CONTINUED)

           The First Republic Corporation of America and Subsidiaries

(1)--Payment terms of mortgage with purchaser of Hanora South's Lake City, South Carolina facility require 59 equal monthly installments commencing March 10, 2002 of approximately $4,400 and a final installment of $369,000 on February 10, 2007.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized consolidated quarterly financial information for the years ended June 30, 2002 and 2001 is as follows:

2002                                       SEPTEMBER 30     DECEMBER 31       MARCH 31         JUNE 30
                                           --------------- --------------- ---------------- ---------------
Revenues                                     $13,708,054   $  17,542,201     $15,607,028      $14,941,886
Expenses                                      14,540,745      18,318,269      16,509,171       15,504,079
Equity in loss of affiliated entities            (96,495)       (117,605)       (489,544)         (98,740)
Gain on sale of real estate held
  for rental                                           -         177,855               -                -
Loss on sale of subsidiary                             -               -               -          (69,444)
Minority interests' share of loss
  in subsidiaries                               (507,883)       (334,692)       (576,762)        (427,255)
                                           --------------- --------------- ---------------- ---------------
Loss before taxes                               (421,303)       (381,126)       (814,925)        (303,122)
Income tax expense                              (100,000)       (100,000)       (100,000)         274,000
                                           --------------- --------------- ---------------- ---------------
Net loss                                    $   (521,303)  $    (481,126)  $    (914,925)   $     (29,122)
                                           =============== =============== ================ ===============
Net loss per common share--
  basic and diluted                        $        (.78)  $        (.72)  $       (1.37)   $        (.04)
                                           =============== =============== ================ ===============
Weighted average number of common stock
  outstanding basic and diluted                  668,537         668,355         667,819          667,646
                                           =============== =============== ================ ===============
2001                                       SEPTEMBER 30     DECEMBER 31       MARCH 31         JUNE 30
                                           --------------- --------------- ---------------- ---------------
Revenues                                    $ 15,800,309    $ 19,841,720    $ 16,779,355     $ 17,684,779
Expenses                                      16,013,751      20,558,858      18,298,992       19,323,337
Equity in loss of affiliated entities           (242,733)       (193,082)       (106,635)         (64,534)
Gain on sale of real estate held
  for rental                                           -      18,629,597               -                -
Minority interests' share of loss
  in subsidiaries                               (410,466)       (389,135)       (366,000)        (315,376)
                                           --------------- --------------- ---------------- ---------------
(Loss) income before taxes                       (45,709)     18,108,512      (1,260,272)      (1,387,716)
Income tax expense                              (128,000)       (580,000)         (3,000)           4,000
                                           --------------- --------------- ---------------- ---------------
Net (loss) income                           $   (173,709)   $ 17,528,512   $  (1,263,272)   $  (1,383,716)
                                           =============== =============== ================ ===============
Net (loss) income per common share--
  basic and diluted                         $      (0.26)   $      26.19   $       (1.89)   $       (2.06)
                                           =============== =============== ================ ===============
Weighted average number of common stock
  outstanding basic and diluted                  669,473         669,276         669,049          668,975
                                           =============== =============== ================ ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:

                                                       ALL POSITIONS
                                                      AND OFFICES WITH
                     NAME               AGE             REGISTRANT                 SERVED SINCE
         -------------------------------------------------------------------------------------------
         Irving S. Bobrow                88               Director                 April 1983

         Harry Bergman                   60               Director                 October 1991
                                                          Treasurer                June 1988
                                                          Secretary                June 1988
                                                          President                July 2001

         Norman A. Halper                83               Director                 October 1969
                                                          Vice President           July 2001

         Miriam N. Rosen                 82               Director                 December 1995

         Jonathan P. Rosen               58               Director                 February 1972
                                                          Chairman of the Board    December 1995

         William M. Silverman            60               Director                 December 1981

         Robert Nimkoff                  41               Director                 April 1991
                                                          Vice President           June 1988

         Jane G. Weiman                  58               Director                 December 1991


The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 2002, upon the election and qualification of their successors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as set forth in the next sentence, the Company believes, based on written representations received by it, that for the year ended June 30, 2002, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with. Jonathan P. Rosen, on one occasion, did not timely file a Form 4 to report the purchase of the Company's securities in one transaction. A report was subsequently filed by Mr. Rosen to report that transaction.

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

                    (A)                           (B)                  (C)                   (D)
                  NAME AND                                           ANNUAL              OTHER ANNUAL
             PRINCIPAL POSITION                   YEAR            COMPENSATION         COMPENSATION (1)
----------------------------------------------------------------------------------------------------------
Jonathan P. Rosen                                 6-30-02         $   310,284           $   10,714
Chairman                                          6-30-01             310,284               10,577
                                                  6-30-00             298,924                9,934

Harry Bergman (2)                                 6-30-02             240,849               10,714
President--Secretary--Treasurer                   6-30-01             191,415               10,577
                                                  6-30-00             187,673                9,934

Norman A. Halper (2)                              6-30-02             163,278               10,311
Vice President                                    6-30-01             310,674               10,577
                                                  6-30-00             298,924                9,934

Robert Nimkoff                                    6-30-02             130,619                8,351
Vice President                                    6-30-01             216,384               10,577
                                                  6-30-00             135,878                8,487

Stephen L. Bernstein                              6-30-02             189,245               10,714
Vice President & Corporate Counsel                6-30-01             195,528               10,577
                                                  6-30-00             223,136                9,934

Miles Berman                                      6-30-02             114,948                7,058
Vice President                                    6-30-01             110,405                6,603
                                                  6-30-00             100,966                5,911

(1)--The Company maintains two profit-sharing plans which cover a significant number of their employees. Vesting begins at 20% after two years of service with 100% vesting being reached after six years of service. Company contributions to one such plan are at the discretion of the Board of Directors. The Company is required to make minimum contributions to the second plan and, at the discretion of the Board of Directors, may make additional contributions. The executive officers listed above are covered under the second plan and the amount contributed by the Company to such plan on behalf of each executive officer is set forth under the heading "Other Compensation" in the Executive Compensation Summary.

(2)--As of July 1, 2001, Norman Halper resigned as President and became a Vice President and Harry Bergman became President

COMPENSATION OF DIRECTORS

Each director who is not an officer of the Company is paid $3,000 per quarter.

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones U.S. Total Market Index and the S&P SmallCap 600 Index for the five fiscal years ended June 30, 2002. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
             Among The First Republic Corporation of America, Inc.,
    Dow Jones US Total Market Index and Standard & Poor's Small Cap 600 Index
                           FISCAL YEAR ENDING JUNE 30

[GRAPHIC OMITTED]

-------------------------------------------------- --------- -------- --------- -------- -------- ----------
                                                     1997     1998      1999     2000     2001      2002
-------------------------------------------------- --------- -------- --------- -------- -------- ----------
The First Republic Corporation of America, Inc.     100.00   117.31    124.62   153.85   120.00    143.23
-------------------------------------------------- --------- -------- --------- -------- -------- ----------
Dow Jones US Total Market Index                     100.00   128.97    155.62   170.36   144.62    118.46
-------------------------------------------------- --------- -------- --------- -------- -------- ----------
S&P Small Cap 600 Index                             100.00   119.46    121.47   138.94   154.39    174.93
-------------------------------------------------- --------- -------- --------- -------- -------- ----------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

a.   Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 12, 2002:

                                                               AMOUNT AND NATURE
                TITLE OF          NAME AND ADDRESS               OF BENEFICIAL              PERCENT
                  CLASS          OF BENEFICIAL OWNER             OWNERSHIP (1)              OF CLASS
              ----------------------------------------------------------------------------------------------
              Common       Mary Nimkoff                             91,691 (2)                13.74%
                           26 Buttonball Lane
                           Weston, Connecticut

              Common       Jonathan P. Rosen                       233,834 (3)                35.03
                           40 East 69th St.
                           New York, New York

              Common       Lynn M. Silverman                       113,350                    16.98
                           911 Park Avenue
                           New York, New York

              Common       Jane G. Weiman                          113,290                    16.97
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

b.   Security Ownership of Management

     The following table sets forth, as of August 30, 2002, certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                                    COMMON STOCK
                                                     COMMON STOCK                   OF BLUEPOINTS
                                            ---------------------------------------------------------------
                                                  AMOUNT         PERCENT         AMOUNT         PERCENT
                     NAME OF OFFICER           BENEFICIALLY        OF         BENEFICIALLY        OF
                       OR DIRECTOR              OWNED (1)         CLASS          OWNED           CLASS
              ---------------------------------------------------------------------------------------------
              Irving S. Bobrow                         200           .03%          -               -
              Robert Nimkoff                         9,075 (2)      1.36           -               -
              Jonathan P. Rosen                    233,834         35.03         500 (3)           4.95%
              Miriam N. Rosen                        7,677          1.15         500 (3)           4.95
              William M. Silverman                     200 (4)       .03          -  (4)           -
              Jane G. Weiman                       113,290         16.97         500               4.95
              All officers and directors
                 as a group (6 persons)            364,276         54.57       1,500              14.85

      (1)--Messrs. Bobrow, Silverman and Mrs. Weiman own their shares directly. Jonathan P. Rosen owns 230,917 shares directly. See Notes (2) and
           (3) of the preceding table.

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

      The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan Rosen. The Company is a month-to-month tenant, paying rent of $9,400 per month as of June 30, 2002, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

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

b.    Certain Business Relationships

      The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal year ended June 30, 2002, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $732,000. The Company received fees of $100,000 in fiscal 2002 representing charges to the group for administrative services performed by Company personnel in connection with the foregoing. At June 30, 2002, approximately $732,000 was payable to Rosen Group Properties.

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

c.    Indebtedness of Management

      The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 2002, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1989 (the "Larfico Indebtedness.") Such loans bear interest at 1% over the prime rate in effect at The Bank of New York and are due August 2003. Since July 1, 2001, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

      In addition, as of June 30, 2002, Mondragon was indebted to the Company for $15,700,000 of loans made by the Company to Mondragon on various dates between August 28, 1991 and June 25, 2002 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at the Bank of New York and have no fixed maturity. Since July 1, 2001, the largest aggregate amount of outstanding indebtedness from Mondragon to the Company was $15,700,000. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness.

      Since July 1, 2001, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $332,000 which was the balance at June 30, 2002. Such loans bear no interest and have no fixed maturity. Since July 1, 2001, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $5,490,000, which was the balance at June 30, 2002. Said indebtedness has no fixed maturity and bears interest at 7.3%.

      As of August 31, 2002, Bluepoints was indebted to the Company for $50,795,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 31, 2002. Such loans bear interest at the rate of 1% over the prime rate in effect at the Bank of New York and are due on demand. Since July 1, 2001, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $50,795,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

      The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 2002, the amount of the guarantee was $8,464,256.

d.    Not applicable.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
              AND REPORTS ON FORM 8-K

                                                                                                    PAGE
                                                                                                    ----
a. 1. Financial Statements

     The following financial statements of The First Republic Corporation of America and Subsidiaries are included in Part II, Item 8:

         Reports of Independent Auditors.............................................................18
         Consolidated Balance Sheets--June 30, 2002 and 2001
         Consolidated Statements of Operations and Comprehensive (Loss)
           Income--Years Ended June 30, 2002, 2001 and 2000
         Consolidated Statements of Retained Earnings--Years Ended
           June 30, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows--Years Ended
           June 30, 2002, 2001 and 2000
         Notes to Consolidated Financial Statements

a. 2. Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts..............................................62
         Schedule III--Real Estate and Accumulated Depreciation......................................63

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

   21. Subsidiaries of the Company ..................................................................86

d.     Other Exhibits

     99. 1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002..............................................................................87

            Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002..............................................................................88



           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


-------------------------------------------------------------------------------------------------------------------------------
                     Col. A            Col. B                      Col. C                    Col. D           Col. E

-------------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                    ----------------------------------
                                     Balance at        Charged to      Charged to                               Balance at
                                    Beginning of       Costs and     Other Accounts--      Deductions--           End of
                  Description          Period           Expenses        Describe             Describe             Period
-------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2002:
   Allowance for doubtful accounts    $   245,513    $     93,096                           $   (73,001) (A)   $   265,608
                                    ================================                   ========================================

Year ended June 30, 2001:
   Allowance for doubtful accounts    $    30,000    $    223,488                           $    (7,975) (a)   $   245,513
                                    ================================                   ========================================

Year ended June 30, 2000:
   Allowance for doubtful accounts    $    85,007    $     12,439                           $    67,446 (a)    $    30,000
                                    ================================                   ========================================


(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 2002


         COLUMN A            COLUMN B          COLUMN C                COLUMN D                    COLUMN E
--------------------------------------------------------------------------------------------------------------------------
                                           INITIAL COST TO         COST CAPITALIZED         GROSS AMOUNT AT WHICH
                                               COMPANY               SUBSEQUENT TO      CARRIED AT CLOSE OF PERIOD (A)
                                     -------------------------       ACQUISITION      -----------------------------------
                                                    BUILDINGS    -------------------              BUILDINGS
                                                   AND RELATED               CARRYING            AND RELATED
       DESCRIPTION         ENCUMBRANCES   LAND        ASSETS     ADDITIONS     COSTS    LAND        ASSETS       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen multi-story    $2,693,334    $188,573  $2,163,945    $ 759,244           $188,573  $2,923,189   $3,111,762
   industrial buildings
Four Points Hotel--
   Syracuse, Liverpool,
   New York--Hotel                   -           -   1,651,923    5,568,836                  -   7,220,759    7,220,759
   operations
East Newark, New Jersey--
   Thirty multi-story
   industrial buildings      7,355,500     605,089   4,068,693   (2,271,865)           605,089   1,796,828    2,401,917

Greensboro Plaza,
   Greensboro, North
   Carolina--                3,280,124     379,947   1,696,953    1,022,443            379,947   2,719,396    3,099,343
   Shopping center
Greensboro South,
   Greensboro, North
   Carolina--                1,816,001     419,739   1,350,376    1,720,067            706,906   2,783,276    3,490,182
   Shopping center
Nyanza Building,
   Woonsocket, Rhode
   Island--                          -      60,000   1,288,139      (88,377)            60,000   1,199,762    1,259,762
   Four story industrial
   building
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                   -     293,814     758,886      217,955            360,507     910,148    1,270,655



 COLUMN F     COLUMN G    COLUMN H     COLUMN I
---------------------------------------------------
                                    LIFE ON WHICH
                                     DEPRECIATION
                                     IN LATEST
                                       INCOME
ACCUMULATED    DATE OF       DATE      STATEMENTS
DEPRECIATION CONSTRUCTION  ACQUIRED   IS COMPUTED
---------------------------------------------------




$ 835,812                  7-01-62      10-20 yrs.



4,127,470                  3-17-69       5-15 yrs.



  557,769                  3-11-63      21-1/3 yrs.



1,988,741                 12-01-74      21-1/3 yrs.



1,813,727                 12-01-74      21-1/3 yrs.



  111,356                 11-01-68      10-20 yrs.




  827,873                  3-15-76         25 yrs.

           The First Republic Corporation of America and Subsidiaries

         COLUMN A            COLUMN B          COLUMN C                COLUMN D                    COLUMN E
--------------------------------------------------------------------------------------------------------------------------
                                           INITIAL COST TO         COST CAPITALIZED         GROSS AMOUNT AT WHICH
                                               COMPANY               SUBSEQUENT TO      CARRIED AT CLOSE OF PERIOD (A)
                                     -------------------------       ACQUISITION      -----------------------------------
                                                    BUILDINGS    -------------------              BUILDINGS
                                                   AND RELATED               CARRYING            AND RELATED
       DESCRIPTION         ENCUMBRANCES   LAND        ASSETS     ADDITIONS     COSTS    LAND        ASSETS       TOTAL
--------------------------------------------------------------------------------------------------------------------------

First Republic Office
   Park,
   Liverpool, New York--     $       -     $351,600  $4,124,526   $1,182,775          $351,600  $5,307,301   $5,658,901
   Two, two-story office
   buildings
Virginia Beach Shopping
   Center,
   Virginia Beach,           2,719,400      250,241     772,113      651,414           397,338   1,276,430    1,673,768
   Virginia--
   Shopping center
The First Republic
   Building Corp.,
   Liverpool, New York--                    413,779   5,681,562            -           413,779   5,681,562    6,095,341
   Motor hotel
Brookhaven Shopping Center,
   Brookhaven,
   Pennsylvania--            2,239,473      521,798   3,632,019      (55,134)          149,456   3,949,227    4,098,683
   Shopping Center
Virginia Beach Shopping
   Center--                  2,308,370      856,250   2,568,750            -           856,250   2,568,750    3,425,000
   Virginia Beach, Virginia
Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new            3,324,252      195,213     377,317    6,550,535           236,713   6,886,352    7,123,065
   construction at
   222 Merrimac St. (b)
                           ---------------------------------------------------       -------------------------------------
Totals                     $25,736,454   $4,536,043 $30,135,202  $15,257,893        $4,706,158 $45,222,980  $49,929,138
                           ===================================================       =====================================

 COLUMN F     COLUMN G    COLUMN H     COLUMN I
---------------------------------------------------
                                    LIFE ON WHICH
                                     DEPRECIATION
                                     IN LATEST
                                       INCOME
ACCUMULATED    DATE OF       DATE      STATEMENTS
DEPRECIATION CONSTRUCTION  ACQUIRED   IS COMPUTED
---------------------------------------------------



$1,966,443                10-01-85        5-40 yrs.




  825,147                  3-30-76     25-31.5 yrs.




5,681,562                  9-21-62      1 0-25 yrs.



2,886,489                 12-16-76        5-33 yrs.


  285,418                 11-17-98        31.5 yrs.





  811,497                 10-25-87       10-25 yrs.


-----------
$22,719,304
===========


(a) Cost for Federal income tax purposes approximates amounts reflected in Column E.

(b) A mortgage is held by the bank who provides a line of credit to the Company. (See Note 5 to the consolidated financial statements.)

           The First Republic Corporation of America and Subsidiaries

                                                                               YEAR ENDED JUNE 30,
                                 --------------------------------------------------------------------------------------------------
                                                  2000                           2001                           2002
                                 --------------------------------------------------------------------------------------------------
                                      REAL ESTATE     ACCUMULATED     REAL ESTATE     ACCUMULATED    REAL ESTATE    ACCUMULATED
                                         OWNED       DEPRECIATION        OWNED       DEPRECIATION       OWNED       DEPRECIATION
                                 --------------------------------------------------------------------------------------------------
The following is a reconciliation
   of the real estate owned and
   accumulated depreciation,
   beginning and end of the year:
     Balance, beginning of year    $   56,228,810   $  19,709,189    $ 50,334,210    $ 19,405,296   $50,473,264   $20,845,210
     Additions                          1,930,408       1,968,474       1,524,376       1,944,224       945,152     1,920,504
     Deductions:
       Write-offs of fully
         depreciated assets
                                         (137,584)       (137,584)       (295,601)       (295,601)      (46,410)      (46,410)
       Sale of assets                  (7,687,424)     (2,134,783)     (1,089,721)       (208,709)   (1,442,868)            -
                                 --------------------------------------------------------------------------------------------------
     Balance, end of year          $   50,334,210   $  19,405,296    $  50,473,264   $ 20,845,210   $49,929,138   $22,719,304
                                 ==================================================================================================



Note: Includes assets used in the real estate and hotel operations.

                            LANGOMORRO, LANGOSTINERA
                               EL MORRO CIA. LTDA.
                            AND AFFILIATED COMPANIES

















                                     ------------------------------------------

                                           AUDIT REPORT ON THE CONSOLIDATED AND
                                                  COMBINED FINANCIAL STATEMENTS
                                     For the years ended June 30, 2002 and 2001

                        [BDO STERN CIA LTDA. LETTERHEAD]



Independent Auditor's Report
----------------------------

To the Board of Directors
   Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies New York, U.S.A.

1. We have audited the accompanying consolidated and combined balance sheets of Langomorro, Langostinera El Morro Cia. Ltda. and its affiliated companies as of June 30, 2002 and 2001, and the related consolidated and combined statements of operations, stockholders' equity and cash flows for the three years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langomorro, Langostinera El Morro Cia. Ltda. and its affiliated companies as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the three years ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO STERN


August 1, 2002
Guayaquil, Ecuador

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES




                                       CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                      (EXPRESSED IN US DOLLARS)

======================================================================================================================
AS OF JUNE 30,                                                                       2002                 2001
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash in bank                                                                            25,997               7,794
Accounts receivable (Note A)                                                               22,666              31,173
Due from related parties (Note B)                                                         586,306             879,222
Inventories (Note C)                                                                      835,404              11,362
Prepaid expenses                                                                           28,139              14,665
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                    1,498,512             944,216

Property, machinery and equipment (Note D)                                             12,551,953          13,018,372
Permanent investments (Note E)                                                                  -               3,066
----------------------------------------------------------------------------------------------------------------------

                                                                                       14,050,465          13,965,654
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
   Loans payable (Note F)                                                               3,176,734           3,176,734
   Accounts payable (Note G)                                                              235,605              54,044
   Due to related parties (Note H)                                                      1,636,110           1,040,141
   Accrued expenses (Note 1)                                                            3,652,340           2,484,664
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               8,700,789           6,755,583

Long-term debt (Note J)                                                                 8,928,021           8,928,021

STOCKHOLDERS' EQUITY:
   Paid-in capital (Note K)                                                             6,200,550           6,200,550
   Contributions for future capital increases (Note L)                                  9,557,789           8,977,789
   Accumulated deficit (Note M)                                                      (19,336,684)        (16,896,289)
----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                            (3,578,345)         (1,717,950)
----------------------------------------------------------------------------------------------------------------------

                                                                                       14,050,465          13,965,654
======================================================================================================================

                            SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES AND
                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES



                                 CONSOLIDATED AND COMBINED STATEMENTS OF LOSSES

                                                      (EXPRESSED IN US DOLLARS)

======================================================================================================================
FOR THE YEARS ENDED JUNE 30,                                          2002                2001                 2000
----------------------------------------------------------------------------------------------------------------------
INCOME:
   Net Sales (Note N)                                                244,723              261,678           1,560,569
   Others, net                                                             -               23,529              13,990
----------------------------------------------------------------------------------------------------------------------

                                                                     244,723              285,207           1,574,559

COST AND OPERATING EXPENSES:
   Cost of sales                                                   (773,893)            (827,652)           2,987,836
   Administrative expenses                                         (130,283)            (143,323)             113,414
   Financial expenses                                            (1,165,190)          (1,200,612)           1,298,153
   Loss on translation                                                     -                    -             575,811
   Others, net                                                     (615,752)                    -              19,220
----------------------------------------------------------------------------------------------------------------------

                                                                 (2,685,118)          (2,171,587)           4,994,434
======================================================================================================================

Net loss                                                         (2,440,395)          (1,886,380)         (3,419,875)
======================================================================================================================



                            SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES AND
                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES


                   CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                      (EXPRESSED IN US DOLLARS)

=====================================================================================================================
                                                                         CONTRIBUTIONS
                                                                          FOR FUTURE
                                                             PAID-IN        CAPITAL      ACCUMULATED
                                                             CAPITAL       INCREASES       DEFICIT         TOTAL
---------------------------------------------------------------------------------------------------------------------

Balance as of June 30, 2000                                  6,200,550      7,902,789    (15,009,909)      (906,570)

Additional contributions for future capital increases                -      1,075,000              -      1,075,000

Net loss                                                             -              -     (1,886,380)    (1,886,380)
---------------------------------------------------------------------------------------------------------------------

Balance as of June 30, 2001                                  6,200,550      8,977,789    (16,896,289)    (1,717,950)

Additional contributions for future capital increases                -        580,000              -        580,000

Net loss                                                             -              -     (2,440,395)    (2,440,395)
---------------------------------------------------------------------------------------------------------------------

Balance as of June 30, 2002                                  6,200,550      9,557,789    (19,336,684)    (3,578,345)
=====================================================================================================================

                            SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES AND
                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES


                                       STATEMENTS OF CASH FLOWS - DIRECT METHOD

                                                      (EXPRESSED IN US DOLLARS)

======================================================================================================================
FOR THE YEARS ENDED JUNE 30,                                                                2001                 2002
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash received from customers                                                          244,723              261,678
   Cash paid to suppliers and employees                                                (947,396)            (672,214)
   Financial expenses                                                                    (4,440)             (39,874)
   Other expenses and income, net                                                      (223,612)               23,529
----------------------------------------------------------------------------------------------------------------------

   Net cash used in operating activities                                               (930,725)            (426,881)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash received by building sales                                                                -               49,022
   Purchase of property machinery and equipment                                        (523,023)          (1,012,115)
   Decrease permanent investments                                                          3,066                    -
----------------------------------------------------------------------------------------------------------------------

   Net cash used in operating activities                                               (519,957)            (963,093)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Loans received from related parties                                                   888,885              320,352
   Contributions for future capital increase                                             580,000            1,075,000
----------------------------------------------------------------------------------------------------------------------

   Net cash provided by financing activities                                           1,468,885            1,395,352
----------------------------------------------------------------------------------------------------------------------

   Net increase in cash                                                                   18,203                5,378
   Cash at beginning of year                                                               7,794                2,416
----------------------------------------------------------------------------------------------------------------------

   Cash at end of year                                                                    25,997                7,794
======================================================================================================================

                            SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES AND
                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES


            RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

                                                      (EXPRESSED IN US DOLLARS)

======================================================================================================================
FOR THE YEARS ENDED JUNE 30,                                                           2001               2002
----------------------------------------------------------------------------------------------------------------------
Net loss                                                                           (1,886,380)       (3,419,875)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN OPERATING ACTIVITIES:

   Depreciation                                                                       579,372           562,091
   Increase (decrease) in fixed assets, net                                           410,070           (21,122)

CHANGES IN OPERATING ASSETS AND LIABILITIES:

   Decrease (increase) in accounts receivable                                           8,507            (1,914)
   Increase in inventories                                                           (824,042)                -
   (Increase) decrease in prepaid expenses                                            (13,474)            1,271
   Increase (decrease) in accrued expenses                                          1,167,676          (249,454)
   Increase in accounts payable                                                       181,561         1,168,627
----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                (376,710)       (1,960,376)
----------------------------------------------------------------------------------------------------------------------

                            SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES AND
                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES


                                    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

===============================================================================


BUSINESS DESCRIPTION            Langomorro, Langostinera El Morro Cia. Ltda.,
                                was established on November 11, 1981 in
                                Guayaquil-Ecuador, for the purpose of carrying
                                out fishing activities. The Company purchased
                                99.98% of the capital stock of Camazul Cia.
                                Ltda. and both Companies maintain business with
                                Isca, Isla Camaronera C.A. The affiliated
                                companies' activities are the nursery and
                                grow-out, harvest and export of shrimp.

                                On May 23, 1991, 38% of the total shares issued by Langomorro, Langostinera El Morro Cia. Ltda.
                                and Camazul Cia. Ltda. was acquired by Marchelot
                                S. A., a wholly-owned subsidiary of Bluepoints
                                Co. Inc. of Bermuda.

                                Starting in January 1997, the Company changed the shrimp commercialization policy. It no longer exports its production but sells locally to Empacadora Promariscos, and the accounts payable balance corresponds to an advance received that will be settled against shrimp delivery.

OPERATIONS                      Since the beginning of its operations in 1981
                                and up to June 30, 2002, the Company has had
                                recurrent losses of US$19,336,684. The causes of
                                these recurrent losses are principally due to
                                the deficiencies in the effective exploitation
                                and production of the 548 hectares of land
                                available in the ponds and grow-out pools.

                                Due to the negative results obtained in the shrimp hatchery caused by the white spot virus, in October 2000 the Company decided to stop its operations for one year, until the test results made by Emporsa, Empacadora y Exportadora S. A.
                                (a related Company) can yield the desired results.

                                On October 2001, the Company began to seed shrimp pools, applying the procedures previously proven by Emporsa, Empacadora y Exportadora S.A.
                                (a related company). As of March 31, 2002 all the ponds have been seeded.

PRINCIPLES OF CONSOLIDATION     The consolidated and combined financial
AND COMBINATION                 statements include the accounts of Camazul Cia.
                                Ltda., and Isca, Isla Camaronera C.A. in
                                conformity with accounting principles generally
                                accepted in the United States of America
                                (USA-GAAP). Investments and all the transactions
                                and balances between consolidated and combined
                                parties have been eliminated.

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES


                                    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

===============================================================================

ACCOUNTING PRINCIPLES           The Company and its affiliated companies
                                maintain their accounting records in US Dollars,
                                as a result of the dollarization scheme stated
                                in the Accounting Ecuadorian Standards (NEC 17)
                                prevailing in Ecuador since March 31, 2000 (date
                                of transition). The effect of the dollarization
                                process was eliminated to translate the
                                financial statements using the U.S. Dollars as
                                the functional currency, in accordance with
                                accounting principles generally accepted in the
                                United States of America.

INVENTORIES                     Products in process (shrimp) are stated at the
                                lower price of cost or market, and include the
                                cost of larvae purchases plus transportation,
                                feed, fertilizer, fringe benefits, and
                                depreciation.

PROPERTY, MACHINERY AND         These assets are recorded at cost. Expenditures
EQUIPMENT                       for maintenance and repairs are charged to
                                expense as incurred, whereas major improvements
                                are capitalized. The depreciation was calculated
                                using the straight-line method, based on the
                                following estimated useful lives of the related
                                assets: 40 years for pools and structures,
                                machinery and equipment, 20 years for boats, 10
                                years for furniture, laboratory equipment and
                                other fixed assets; and 5 years for vehicles.

PERMANENT INVESTMENTS           These assets are stated at cost, adjusted for
                                the equity method.

TRANSLATION OF FOREIGN          The financial position, the results of
CURRENCY AND EXCHANGE RATES     operations and the cash flows of the Company
                                were translated into U.S. Dollars in accordance
                                with accounting principles generally accepted in
                                the United States of America.

                                In conformity with these accounting principles, inventories (and their transfer to cost of sales), property, machinery and equipment (and their related accumulated depreciation and depreciation expenses), permanent investments and stockholders' equity accounts, were translated at the exchange rates in effect when the assets were acquired or when the assets were originally recorded.

                                   LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                       AND AFFILIATED COMPANIES


                                    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

===============================================================================

MANAGEMENT ESTIMATES            The accounting policies followed by the Company
                                to prepare the financial statements are in
                                conformity with the accounting principles
                                generally accepted in the United States of
                                America, which require that management make
                                certain estimates and use certain assumptions to
                                determine the valuation of some of the items
                                included in the financial statements and make
                                the required disclosures therein. While the
                                estimates and assumptions used may differ from
                                their final effect, management believes that
                                they were adequate, based on the information
                                available as of the balance sheets date. Actual
                                results could differ from those estimates.

--------------------------------------------------------------------------------

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                     (EXPRESSED IN US DOLLARS)

========================================================================================================================
A.   ACCOUNTS RECEIVABLE    A summary of this account follows:

                            June 30,                                                     2002              2001
                            ------------------------------------------------------------------------------------------

                            Insurance claims                                             15,146            15,146
                            Tax withholdings                                              5,957             3,945
                            Employees                                                     1,396               406
                            Clients                                                           -               892
                            Advances to contractors                                           -             3,669
                            Other                                                           167             7,115
                            ------------------------------------------------------------------------------------------

                                                                                         22,666            31,173
                            ===========================================================================================

B.   DUE FROM RELATED       A summary of this account follows:
     PARTIES

                            June 30,                                                     2002              2001
                            ------------------------------------------------------------------------------------------

                            Larfico, Larvas del Pacifico S.A.                           276,848           702,648
                            Comercorp S.A.                                              212,541           106,624
                            Ing. Carlos Perez                                            50,986            39,896
                            Inmobiliaria Maria Luciana S.A.                              25,855            19,506
                            Camarecsa, Camarones Ecuatorianos S.A.                       11,534             2,210
                            Comercial Inmobiliaria Golconsa S.A.                          6,931             6,931
                            Bunsen S.A.                                                     892               892
                            Other companies, individually immaterial                        719               515
                            ------------------------------------------------------------------------------------------

                                                                                        586,306           879,222
                            ==========================================================================================

                             The accounts with related parties correspond to loans granted by the Company, non-interest bearing and without fixed maturity.

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

======================================================================================================================
C.   INVENTORIES                A summary of this account follows:

                                June 30,                                                 2002              2001
                                --------------------------------------------------------------------------------------

                                Products in process                                     822,295                 -
                                Materials and supplies                                   13,109            11,362
                                --------------------------------------------------------------------------------------

                                                                                        835,404            11,362
                                --------------------------------------------------------------------------------------

D.   PROPERTY, MACHINERY        A summary of this account follows:
     AND EQUIPMENT

                                June 30,                                              2002                2001
                                --------------------------------------------------------------------------------------

                                AT ACQUISITION COST:
                                  Recirculation of water                           7,404,610          7,404,610
                                  Pools and reservoirs                             4,487,693          4,507,909
                                  Machinery and equipment                            952,856            934,432
                                  Wall repairs                                       776,928            776,928
                                  Pumping station                                    756,616            734,442
                                  Fishing boats                                      414,745            410,549
                                  Civil works                                        367,066            367,066
                                  Sluices for channels                               252,971            289,866
                                  Construction in progress                            94,247             32,450
                                  Radio equipment and other                           89,163             88,432
                                  Vehicles                                            83,328            212,977
                                  Housing for personnel                               82,310             82,310
                                  Furniture and office equipment                      58,714             58,785
                                  Bridge and wharf                                    30,094             26,434
                                  Computer equipment                                   9,118              8,916
                                  Laboratory equipment                                 5,027              3,844
                                  Land                                                 4,184              4,184
                                  Tools and fishing tackle                             3,634              2,449
                                --------------------------------------------------------------------------------------

                                                                                  15,873,304         15,946,583
                                Less accumulated depreciation                      3,321,351          2,928,211
                                --------------------------------------------------------------------------------------

                                                                                  12,551,953         13,018,372
                                =======================================================================================

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                      (EXPRESSED IN US DOLLARS)

======================================================================================================================
E.   PERMANENT INVESTMENTS      As of June 30, 2002 correspond to investments in Larfico, Larvas del Pacifico S.A., which represents a 0.16% participation. As of June 30, 2002, the Company recorded the transfer of 3.877 shares of Larfico, Larvas del Pacifico S.A., in the name of
                                Inmobiliaria Maria Luciana S. A. The Company does not have the supporting documentation for this transaction.

F.   LOANS PAYABLE              As of June 30, 2002 and 2001, correspond to loans granted by Marchelot S. A. in December
                                23, 1998, and yield an 7.33% annual interest rate. These obligations have the personal warranty of the Company's President.

                                As of June 30, 2002 the Company had not subscribed the loan contract related to the proportional part of the loan received from Overseas Private Investment Corporation
                                (OPIC), which was partially assigned to the Langomorro Companies Group.

G.   ACCOUNTS PAYABLE           A summary of this account follows:

                                June 30,                                                 2002              2001
                                --------------------------------------------------------------------------------------

                                SUPPLIERS:
                                  Bank overdraft                                         66,624            13,053
                                  Promariscos S.A.(1)                                    27,589                 -
                                  Insurance payable                                      25,468             9,174
                                  Segrio Seguridad S.A.                                  16,711                 -
                                  Liris S.A.                                              6,032             6,033
                                  Gerenfoque S.A.                                         6,720             5,040
                                  Trainers S.A.                                             102             5,205
                                  Others                                                 18,195             4,973
                                --------------------------------------------------------------------------------------

                                                                                        167,441            43,478
                                  Tax payable with holdings                              68,164            10,566
                                --------------------------------------------------------------------------------------

                                                                                        235,605            54,044
                                --------------------------------------------------------------------------------------

                                (1) Corresponds to an advance received from Empacadora Promariscos, which will be settled with future shrimp sales.

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

======================================================================================================================
H.   DUE TO RELATED PARTIES     A summary of this account follows:

                                June 30,                                                 2002              2001
                                --------------------------------------------------------------------------------------

                                Emporsa, Empacadora y Exportadora S.A.                1,294,008           691,296
                                Bluepoints Co. Inc.(1)                                  306,937           306,937
                                Marchelot S.A.                                           34,865            41,608
                                Others                                                      300               300
                                --------------------------------------------------------------------------------------

                                                                                      1,636,110         1,040,141
                                --------------------------------------------------------------------------------------

                                The obligations with related companies correspond to loans granted by these companies, non-interest bearing and without fixed maturity.

                                (1) As of June 30, 2002 and 2001, this amount includes 295,814, that corresponds to advances for future of shrimp exports.

I.   ACCRUED EXPENSES           A summary of this account follows:

                                June 30,                                                 2002              2001
                                --------------------------------------------------------------------------------------

                                Personnel benefits                                       18,933            12,006
                                INTEREST PAYABLE:
                                  Bluepoints Co. Inc.                                 2,645,459         1,763,914
                                  Marchelot S.A.                                        834,395           598,307
                                  Statecourt Enterprises                                153,553           110,437
                                --------------------------------------------------------------------------------------

                                                                                      3,652,340         2,484,664
                                ======================================================================================

                                                                              78

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                     (EXPRESSED IN US DOLLARS)

======================================================================================================================

------------------------------------------------------------------------------------------------------------------------

J.   LONG-TERM DEBT             A summary of this account follows:

                                June 30,                                                 2002              2001
                                --------------------------------------------------------------------------------------

                                Statecourt Enterprise                                   405,000           405,000

                                BLUEPOINTS CO. INC.:
                                  Langomorro, Langostinera El Morro Cia. Ltda.        6,214,000         6,214,000
                                  Isca, Isla Camaronera C.A.                          1,451,666         1,451,666
                                  Camazul Cia. Ltda.                                    550,000           550,000
                                --------------------------------------------------------------------------------------

                                                                                      8,620,666         8,620,666
                                Marchelot S.A.                                          307,355           307,355
                                --------------------------------------------------------------------------------------

                                                                                      8,928,021         8,928,021
                                --------------------------------------------------------------------------------------

                                The obligations with Bluepoints Co. Inc. started in June 1998, yields an annual interest rate of 9.25%, and does not have a due date.

K.   PAID-IN CAPITAL            A summary of this account follows:

                                June 30,                                                 2002              2001
                                --------------------------------------------------------------------------------------

                                Langomorro, Langostinera
                                El Morro Cia. Ltda.                                   4,887,880         4,887,880
                                Isca, Isla Camaronera C.A.                            1,312,670         1,312,670
                                --------------------------------------------------------------------------------------

                                                                                      6,200,550         6,200,550
                                --------------------------------------------------------------------------------------

                                As of July 1, 1997 the paid-in capital was constituted with the contributions of
                                Langomorro, Langostinera El Morro Cia. Ltda. of 171,573 and Isca, Isla Camaronera C.A.
                                of 869,972, corresponding to 10,000 and 73,118 ordinary and nominative shares, respectively.

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                     (EXPRESSED IN US DOLLARS)

======================================================================================================================


                                On August 31, 1997,  the paid-in  capital was increased by  5,159,005,  corresponding
                                4,716,307 to Langomorro,  Langostinera  El Morro Cia. Ltda. and 442,698 to Isca, Isla
                                Camaronera  C.A.. The increase was made through the  capitalization  of contributions for future capital increases.

                                On December 20, 2001, the Company changed the denomination of its shares from Sucres to
                                US Dollars according to the Superintendent of Companies Rules.

L.   CONTRIBUTIONS FOR FUTURE   A summary of this account follows:
     CAPITAL INCREASES

                                June 30,                                                 2002              2001
                                --------------------------------------------------------------------------------------

                                Beginning balance                                     8,877,789         7,902,789
                                Additions                                               580,000         1,075,000
                                --------------------------------------------------------------------------------------

                                Ending balance                                        9,577,789         8,977,789
                                ======================================================================================

M.   ACCUMULATED DEFICIT        As of June 30, 2002 and 2001 the Company maintained an accumulated deficit of 19,336,684 and 16,896,289 respectively. In addition the stockholders' equity is negative by
                                3,578,345 in 2002 and 1,717,950 in 2001; and had a negative working capital of 7,202,277 in 2002 and 5,811,367 in 2001. The origins of these recurrent losses are basically the ineffective exploitation and production of the 716 hectares of land available. The company is using just 548 hectares for ponds and grow-out pools, 71 hectares are used as service areas and 97 hectares are unused. These factors are indicative that the Company and its subsidiaries may be unable to continue as a going concern. However, the continuity of the Companies as a going concern will depend on their ability to obtain additional financing funds as well as an increase of the profitable operations.

                                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities which could be required if the Company cannot continue as a going concern.

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                     (EXPRESSED IN US DOLLARS)

======================================================================================================================

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

                                According to article 198 of the Ecuadorian Companies' Law, when losses reach 50% or more of the paid-in capital and all the reserves of each individual Company (Langomorro,
                                Langostinera El Morro Cia. Ltda., Isca, Isla Camaronera C.A. and Camazul Cia. Ltda.),
                                the companies must be placed into liquidation if the stockholders do not increase capital. Management of the Company estimates the causes for liquidation will be solved and overcome, and the companies will continue operating normally.

                                As of June 30, 2002 and 2001, the Company had tax loss carryforwards. However, ii had not determined the exact amount of these losses and had not established the amount of tax loss carryforwards that will expire if they are not used in fiscal 2002. The losses may be deducted in the 5 years following that in which they originated, without exceeding 25% of each year's taxable income.

N.   NET SALES                  The volumes of shrimp sold by the individual companies were as follows:


                                                                                                 Value
                                                                                  --------------------------------------
                                                      Volume (pounds)                   Years ended on June 30
                                                --------------------------             --------------------------
Company                                           2002               2001               2002               2001
------------------------------------------------------------------------------------------------------------------------

Lagnomorro, Langostinera El Morro Cia. Ltda.
  and Camazul Cia Ltda.                          80.303             46.733              209,033            185,051
Isca, Isla Camaronera C.A.                       15.670             19.800               35,690             76,627
------------------------------------------------------------------------------------------------------------------------

Total                                            95.973             66.533              244,723            261,678
========================================================================================================================

                                  LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                                      AND AFFILIATED COMPANIES

                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

======================================================================================================================

                                As of June 2002 and 2001 the shrimp sold by  Langomorro,  Langostinera  El Morro Cia.
                                Ltda. were produced using 393 hectares,  resulting in a productivity of 204 and 119 pounds per hectare, respectively, in those years.

                                The shrimp sold by Isca, Isla Camaronera C.A. were produced using 149 hectares, resulting in a productivity of 105 and 133 pounds per hectare, respectively, in those years.

O.   RELATED COMPANIES'         The Company has bought 200,262 and 72,206 larvae from Larfico, Larvas del Pacifico S. A.
     TRANSACTION                during the years ended on June 30, 2002 and 2001, respectively.

P.   INCOME TAX RETURN          The Companies have been reviewed, without important objections from the tax authorities, as shown below:

                                                          Companies                                Period reviewed
                                --------------------------------------------------------------------------------------

                                Langomorro, Langostinera El Morro Cia. Ltda.                           1996
                                Isca, Isla Camaronera C.A.                                             1996
                                Camazul Cia. Ltda.                                                     1996

Q.   RECLASSIFICATION           The amounts as of June 30, 2Q01 were reclassified to be in accordance with the presentation and disclosures of the financial statements as of June 30, 2002, and are shown comparatively.

R.   SUBSEQUENT EVENTS          Between June 30, 2002 and the auditor's report date (August 1, 2002) there have not been any subsequent events which the Company's Management considers may have an important effect on the accompanying financial statements.
----------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE FIRST REPUBLIC CORPORATION OF AMERICA

                                     By /s/ Jonathan P. Rosen
                                        ----------------------------------------
                                         Jonathan P. Rosen, Chief Executive
                                           and Chief Operating Officer

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


/s/ Harry Bergman                                       Date October 8, 2002
--------------------------------------------------      --------------------
Harry Bergman, Director


/s/ Irving S. Bobrow                                    Date October 8, 2002
--------------------------------------------------      --------------------
Irving S. Bobrow, Director


/s/ Norman A. Halper                                    Date October 8, 2002
--------------------------------------------------      --------------------
Norman A. Halper, Director


/s/ Robert Nimkoff                                      Date October 8, 2002
--------------------------------------------------      --------------------
Robert Nimkoff, Director


/s/ Miriam N. Rosen                                     Date October 8, 2002
--------------------------------------------------      --------------------
Miriam N. Rosen, Director


/s/ Jonathan P. Rosen                                   Date October 8, 2002
--------------------------------------------------      --------------------
Jonathan P. Rosen, Director

     I, Jonathan P. Rosen, certify that:

      1. I have reviewed this annual report on Form 10-K of The First Republic Corporation of America;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


       Date:        October 8, 2002


       /s/ Jonathan P. Rosen
       --------------------------------------------
       Jonathan P. Rosen
       Chief Executive and Chief Operating Officer

     I, Harry Bergman, certify that:

      1. I have reviewed this annual report on Form 10-K of The First Republic Corporation of America;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


       Date:        October 8, 2002


       /s/ Harry Bergman
       --------------------------------------------
       Harry Bergman
       Chief Financial and Chief Accounting Officer