Form 10-Q
period 2002-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 2002-11-15
CIK 36856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2002               Commission File Number 0-1437
--------------------------------------------------------------------------------


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
                                                   Yes   X           No
                                                   -------           -------




As of November 12, 2002, there were 667,534 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,         JUNE 30,
                                                                      2002               2002
                                                                      ----               ----
                                                                   (UNAUDITED)      (SEE NOTE BELOW)
ASSETS

Current Assets
            Cash and Cash Equivalents                                 $935,224          $3,401,100
            Accounts Receivable                                      5,706,109           5,543,019
            Inventories (Note 2)                                     8,781,356           7,405,726
            Other Current Assets                                     7,670,730           5,897,496
                                                                    ----------           ---------


                              Total Current Assets                  23,093,419          22,247,341
                                                                   -----------          ----------

Property, Plant and Equipment                                       73,946,737          73,693,612
                     Less:  Accumulated Depreciation                33,455,023          32,995,059
                                                                   -----------          ----------
                        Net Property, Plant and Equipment           40,491,714          40,698,553
                                                                   -----------          ----------

Investments in and advances to affiliated entities                  16,651,800          16,351,065

Other Assets                                                        19,827,716          19,684,857
                                                                   -----------          ----------

TOTAL ASSETS                                                      $100,064,649         $98,981,816
                                                                 =============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                 $7,866,199          $6,113,261
                                                                   -----------          ----------

Long-Term Debt                                                      23,794,437          24,043,987
                                                                   -----------          ----------

Other Liabilities                                                    2,004,086           2,023,147
                                                                    ----------           ---------

Stockholders' Equity:
               Common Stock                                          1,175,261           1,175,261
               Other Stockholders' Equity                           65,224,666          65,626,160
                                                                   -----------          ----------
                        Total Stockholders' Equity                  66,399,927          66,801,421
                                                                   -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                         $100,064,649         $98,981,816
                                                                 =============         ===========


NOTE: THE BALANCE SHEET AT JUNE 30, 2002 HAS BEEN DERIVED FROM AUDITED FINANCIAL
      STATEMENTS AT THAT DATE AND CONDENSED.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three months ended
                                                                          September 30,

                                                                   2002               2001
                                                                   ----               ----
REVENUES
       Sales-Textile and Seafood                                 $6,955,792          $7,809,353
       Real Estate and Hotel Operations                           5,386,526           5,375,836
       Other                                                        418,726             522,865
                                                                   --------             -------

             Total Revenues                                      12,761,044          13,708,054
                                                                -----------          ----------



 Expenses
       Cost of Sales - textile and seafood                        7,058,110           8,151,490
       Operating-real estate and hotel                            2,608,869           2,479,635
       Selling, general & administrative                          1,738,185           1,779,615
       Depreciation and amortization                                935,325           1,070,405
       Real estate taxes                                            447,561             477,929
       Interest                                                     506,072             581,671
       Minority interests' share of loss of subsidiaries           (489,469)           (507,883)
                                                                   ---------           ---------

            Total Expenses                                       12,804,653          14,032,862
                                                                -----------         ----------

       Loss before income taxes and
         equity in loss of affiliated entities                      (43,609)           (324,808)
       Equity in loss of affiliated entities                       (252,668)            (96,495)
        Income taxes - Note 3                                      (100,000)           (100,000)
                                                                   ---------           ---------

               Net Loss                                           ($396,277)          ($521,303)
                                                                  ==========          ==========

        Loss per share:
                Net loss - basic and diluted                         ($0.59)             ($0.78)
                                                                     =======             =======



Weighted average shares outstanding
                 Basic and diluted                                  667,571             668,537
                                                                   --------             -------


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                     Three months ended
                                                                        September 30,

                                                                   2002            2001
                                                                   ----            ----
OPERATING ACTIVITIES
     Net Loss                                                   ($396,277)        ($521,303)
          Adjustments to Reconcile Net Loss
          Cash Used in Operating Activities:
               Depreciation and Amortization                      935,325         1,070,405
               Minority Interests' Share of Loss in
                 Subsidiaries                                    (489,469)         (507,883)
     Changes in Operating Assets and Liabilities:
          (Increase) Decrease in Accounts Receivables            (163,090)          611,843
          Increase in Inventories                              (1,375,630)         (340,601)
          Increase in Other Current Assets                     (1,773,234)         (163,112)
          Decrease in Current Liabilities                        (247,063)       (2,088,997)
          Decrease in Other Liabilities                           (19,061)         (385,304)
                                                                  --------         ---------

             NET CASH USED IN OPERATIONS                       (3,528,498)       (2,324,952)
                                                               -----------       -----------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                      (728,486)         (839,781)
  Other                                                            45,875           333,265
                                                                  -------          -------

         NET CASH USED IN INVESTING ACTIVITIES                   (682,611)         (506,516)
                                                                 ---------         ---------

FINANCING ACTIVITIES
Proceeds  from notes payable to bank                              200,000             ------
Payments on Mortgages and Notes Payable to Banks                 (249,550)         (225,817)
Other Financing Activities                                         (5,217)           (8,725)
                                                                   -------           -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,745,233          (234,542)
                                                               ----------          ---------

DECREASE INCREASE IN CASH AND CASH EQUIVALENTS                (2,465,876)        (3,066,010)
Cash and Cash Equivalents at Beginning of Period               3,401,100          5,169,899
                                                               ----------         ---------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $935,244         $2,103,889
                                                                =========        ==========


    SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                   -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.


2.       INVENTORIES
         -----------
                               SEPTEMBER 30,                  JUNE 30,
                                   2002                         2002
                                   ----                         ----
Work-in process and
  raw materials               $  1,594,337                 $  1,458,175
Finished goods                   7,187,019                    5,947,551
                              ------------                 ------------
                              $  8,781,356                 $  7,405,726
                              ------------                 ------------


3.       INCOME TAXES
         ------------
                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                   2002                        2001
                                   ----                        ----

Federal                       $     --                     $    --
State                            100,000                      100,000
                              ----------                   ----------
                              $  100,000                   $  100,000
                              ----------                   ----------


4.       EARNINGS PER SHARE
         ------------------

Earnings per share are based upon the weighted average shares outstanding. The Company does not have any dilutive securities.


5.       INDUSTRY SEGMENTS
         -----------------
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,

                                            2002             2001
                                           -----             ----
REVENUES:
         REAL ESTATE                 $  3,641,535       $  3,737,006
         HOTEL                          1,775,119          1,638,830
         SEAFOOD                        5,131,008          5,470,085
         TEXTILE                        2,205,244          2,339,268
         CORPORATE AND OTHER                8,138            522,865
                                     ------------       ------------
                                     $ 12,761,044       $ 13,708,054
                                     ============       ============

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                    CONTINUED
                                    ---------

                                                   SEPTEMBER 30,

                                           2002                  2001
                                          -----                  ----
IDENTIFIABLE ASSETS:
         REAL ESTATE                  $   31,590,819         $  33,680,610
         HOTEL                             4,350,052             5,004,564
         SEAFOOD                          33,080,299            30,913,938
         TEXTILE                           8,349,193             9,034,826
         CORPORATE                        22,694,286            22,768,043
                                      --------------         -------------
                                      $  100,064,649         $ 101,401,981
                                      ==============         =============


Results of operations are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
                                 (IN THOUSANDS)
                                  ------------




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital for the three months ended September 30, 2002 decreased by approximately $907 to $15,227. Net cash used in operating activities was approximately $3,528. Net cash provided by financing activities was approximately $1,745. Net cash of approximately $683 was used in investing activities.



The Company's credit agreement with its principal lender provides for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. Both loans matured on October 21, 2002 and were extended to December 21, 2002. The lender has agreed, subject to completion of due diligence and documentation to extend the loans for an additional five years. At September 30, 2002 the term loan balance was $7,266 and $2,000 was outstanding under the revolving line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                 --------------


RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ----------------------------------------------

Income from operations before income taxes and minority interests increased $143. The components are as follows


                                                               (DECREASE)
                             2002             2001              INCREASE
                             ----             ----              --------

Real Estate               $  1,099           $  1,183          $   (84)
Hotel                          190                103               87
Seafood                     (1,105)            (1,281)             176
Textiles                        32               (220)             252
Corporate                   (1,002)              (714)            (288)
                          --------           --------          -------
                          $   (786)          $   (929)         $   143
                          --------           --------          -------


REAL ESTATE
-----------

      REVENUES DECREASED $95 AND EARNINGS DECREASED $84.


HOTEL
-----

      REVENUES INCREASED $136 OVER LAST YEAR DUE TO HIGHER ROOM RENTAL RATES. HOTEL EARNINGS INCREASED $87 AS A RESULT OF THE HIGHER REVENUES.


SEAFOOD
-------

      REVENUES DECREASED $339 IN THE CURRENT PERIOD. LOSSES CONTINUED IN THE SEAFOOD DIVISION DUE PRIMARILY TO COSTS ASSOCIATED WITH THE CLOSING OF THE COMPANY'S CLAM OPERATION IN JULY 2002, CONTINUING LOSSES IN ECUADOR DUE TO LOWER THAN ANTICIPATED SHRIMP PRODUCTION AND LOSSES AT OUR FLORIDA OPERATION, CAUSED BY A LACK OF DOMESTIC SCALLOPS. LOSSES IN ECUADOR WERE $746 THIS YEAR AS COMPARED TO LAST YEARS LOSS OF $726 DUE PRINCIPALLY TO THE CONTINUATION OF THE WHITE SPOT VIRUS IN ECUADOR THAT HAS DECIMATED THAT COUNTRY'S SHRIMP PRODUCTION. SCALLOP OPERATIONS IN FLORIDA LOST $131 AS COMPARED TO A LOSS LAST YEAR OF $329. BLUEPOINTS DOMESTIC OPERATIONS HAD A LOSS OF $228 AS COMPARED TO A LOSS OF $226 LAST YEAR.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                 --------------

TEXTILES
--------

      Hanora Spinning's earnings increased $31 to $125 for the quarter. Hanora South and J & M Dyers recognized a combined loss of $53 compared to last year's loss of $277. Losses were reduced as a result of the closing and subsequent sale of the Hanora South plant last year. Whitlock Combing incurred a loss of $40 in the current period as compared to a loss of $37 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $134.


CORPORATE/OTHER
---------------
      Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $288 due substantially to a reduction in interest income of $90 and in miscellaneous income received last year.


CRITICAL ACCOUNTING POLICIES
----------------------------

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

VALUATION OF PROPERTY HELD FOR USE AND SALE

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to fair value less costs to sell. Management does not believe that the value of the properties held for sale or properties in use are impaired as of September 30, 2002.

VALUATION OF INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of September 30, 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                 --------------



FORWARD-LOOKING STATEMENTS
--------------------------

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

           NOT APPLICABLE


ITEM 4.    CONTROLS AND PROCEDURES

           WITHIN 90 DAYS OF THE FILING OF THIS REPORT THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY HAVE EVALUATED THE DISCLOSURE CONTROLS AND PROCEDURES OF THE COMPANY AS DEFINED IN EXCHANGE ACT RULE 13 A-14(C) AND HAVE DETERMINED THAT SUCH CONTROLS AND PROCEDURES ARE ADEQUATE AND EFFECTIVE. SINCE THE MOST RECENT EVALUATION, THERE HAVE BEEN NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OR OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT THOSE CONTROLS.



                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.    LEGAL PROCEEDINGS

THERE HAVE BEEN NO MATERIAL LEGAL PROCEEDINGS BEYOND THOSE PREVIOUSLY DISCLOSED IN THE REGISTRANTS FILED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2002.

ITEM 2.    CHANGES IN SECURITIES

NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS:
        ---------
        99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(B)     FORM 8-K
        --------
        NO REPORTS ON FORM 8-K WERE REQUIRED TO BE FILED DURING THE PERIOD COVERED BY THIS REPORT.


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



                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                          REGISTRANT



DATE: NOVEMBER 14, 2002                   /s/ HARRY BERGMAN
                                          ----------------------------------
                                              HARRY BERGMAN
                                              PRESIDENT AND TREASURER

CERTIFICATION

I, Harry Bergman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The First Republic Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02              /s/ HARRY BERGMAN
                            ---------------------------------------------
                            Harry Bergman
                            Chief Financial and Chief Accounting Officer

CERTIFICATION

I, Jonathan P. Rosen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The First Republic Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02                              /s/ Jonathan P. Rosen
                                            ---------------------------------
                                            Jonathan P. Rosen
                                            Chief Executive Officer