Form 10-Q
period 2002-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 2003-02-20
CIK 36856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 2002                Commission File Number 0-1437
--------------------------------------------------------------------------------



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
                                         Yes    X                  No
                                         --------                  --




As of February 12, 2003, there were 667,534 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL INFORMATION
                          -----------------------------

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------

                                AND SUBSIDIARIES
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                            DECEMBER 31,                  JUNE 30,
                                                                               2002                        2002
                                                                               ----                        ----
                                                                            (UNAUDITED)               (SEE NOTE BELOW)
ASSETS
------

Current Assets
            Cash and Cash Equivalents                                         $1,223,976                  $3,401,100
            Accounts Receivable, net                                           6,904,237                   5,543,019
            Inventories - Note 2                                               8,919,496                   7,405,726
            Other Current Assets                                               7,426,743                   5,897,496
                                                                               ---------                   ---------

                              Total Current Assets                            24,474,452                  22,247,341
                                                                              ----------                  ----------

Property, Plant and Equipment                                                 74,803,897                  73,693,612
                     Less:  Accumulated Depreciation                          34,092,595                  32,995,059
                                                                              ----------                  ----------
                        Net Property, Plant and Equipment                     40,711,302                  40,698,553
                                                                              ----------                  ----------

Investments in and Advances to Affiliated Entities                            18,070,137                  16,351,065

Other Assets                                                                  20,102,440                  19,684,857
                                                                              ----------                  ----------


TOTAL ASSETS                                                                $103,358,331                 $98,981,816
                                                                            ============                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities                                                          $12,413,156                  $6,113,261
                                                                             -----------                  ----------

Long-Term Debt                                                                23,204,541                  24,043,987
                                                                              ----------                  ----------

Other Liabilities                                                              2,008,107                   2,023,147
                                                                               ---------                   ---------

Stockholders' Equity:
               Common Stock                                                    1,175,261                   1,175,261
               Other Stockholders' Equity                                     64,557,266                  65,626,160
                                                                              ----------                  ----------
                        Total Stockholders' Equity                            65,732,527                  66,801,421
                                                                              ----------                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $103,358,331                 $98,981,816
                                                                            ============                 ===========




NOTE: THE BALANCE SHEET AT JUNE 30, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE AND CONDENSED.




       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   ----------



                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                      2002                        2001
                                                                                      ----                        ----
Revenues
       Sales-Textile and Seafood                                                  $16,367,561                 $19,554,671
       Real Estate and Hotel Operations                                            10,809,430                  10,681,329
       Other                                                                          942,343                   1,014,255
                                                                                      -------                   ---------

             Total Revenues                                                        28,119,334                  31,250,255
                                                                                   ----------                  ----------

 Expenses
       Cost of Sales - textile and seafood                                         16,109,022                  19,811,827
       Operating-real estate and hotel                                              5,368,852                   5,020,855
       Selling, general and administrative - Note 6                                 4,162,263                   3,805,900
       Depreciation and amortization                                                1,870,924                   2,149,564
       Real estate taxes                                                              876,189                     957,972
       Interest                                                                       994,076                   1,112,896
       Minority interests' share of loss of subsidiaries                             (924,668)                   (842,575)
                                                                                     --------                   ---------

            Total Expenses                                                         28,456,658                  32,016,439
                                                                                   ----------                  ----------

       Loss before income taxes and
         equity in loss of affiliated entities and gain on sale                      (337,324)                   (766,184)
       Equity in loss of affiliated entities                                         (476,353)                   (214,100)
       Gain on sale of real estate                                                         --                     177,855
        Income taxes - Note 3                                                        (250,000)                   (200,000)
                                                                                     --------                   ---------


               Net Loss                                                           ($1,063,677)                ($1,002,429)
                                                                                  ===========                 ===========


        Loss per share:

                Net Loss - basic and diluted - Note 4                                  ($1.59)                     ($1.50)
                                                                                       ======                     =======



Weighted Average shares outstanding

                 Basic and diluted                                                    667,552                     668,446
                                                                                      =======                     =======



                                                                                                   THREE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                              2002                      2001
                                                                                              ----                      ----
Revenues
       Sales-Textile and Seafood                                                          $9,411,769               $11,745,318
       Real Estate and Hotel Operations                                                    5,422,904                 5,305,493
       Other                                                                                 523,617                   491,390
                                                                                             -------                   -------

             Total Revenues                                                               15,358,290                17,542,201
                                                                                          ----------                ----------

 Expenses
       Cost of Sales - textile and seafood                                                 9,050,912                11,660,337
       Operating-real estate and hotel                                                     2,759,983                 2,541,220
       Selling, general and administrative - Note 6                                        2,424,078                 2,026,285
       Depreciation and amortization                                                         935,599                 1,079,159
       Real estate taxes                                                                     428,628                   480,043
       Interest                                                                              488,004                   531,225
       Minority interests' share of loss of subsidiaries                                    (435,199)                 (334,692)
                                                                                           ---------                 ---------

            Total Expenses                                                                15,652,005                17,983,577
                                                                                          ----------                ----------

       Loss before income taxes and
         equity in loss of affiliated entities and gain on sale                             (293,715)                 (441,376)
       Equity in loss of affiliated entities                                                (223,685)                 (117,605)
       Gain on sale of real estate                                                                --                   177,855
        Income taxes - Note 3                                                               (150,000)                 (100,000)
                                                                                           ---------                 ---------


               Net Loss                                                                    ($667,400)                ($481,126)
                                                                                           =========                  ========


        Loss per share:

                Net Loss - basic and diluted - Note 4                                         ($1.00)                   ($0.72)
                                                                                              ======                   =======



Weighted Average shares outstanding

                 Basic and diluted                                                           667,534                   668,355
                                                                                             =======                   =======




       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      FIRST REPUBLIC CORPORATION OF AMERICA
                      -------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (UNAUDITED)
                                   ----------


                                                                                                    SIX MONTHS ENDED
                                                                                                      DECEMBER  31,

                                                                                           2002                         2001
                                                                                           ----                         ----
OPERATING ACTIVITIES
     Net Loss                                                                           ($1,063,677)                ($1,002,429)
          Adjustments to Reconcile Net Loss to
          Cash Used in Operating Activities:
               Gain on Sale of Real Estate                                                    --                       (177,855)
               Depreciation and Amortization                                              1,870,924                   2,149,564
               Donation of Land                                                             457,335                       --
               Minority Interests' Share of Loss in
                 Subsidiaries                                                              (924,668)                   (842,575)
     Changes in Operating Assets and Liabilities:
              Increase in Accounts Receivables                                           (1,361,218)                 (1,365,736)
              (Increase) Decrease in Inventories                                         (1,513,770)                    578,485
              Increase in Other Current Assets                                           (1,529,247)                   (372,457)
              Increase (Decrease) in Current Liabilities                                     49,895                  (1,479,911)
              Decrease in Other Liabilities                                                 (15,040)                   (421,893)
                                                                                            --------                   --------

NET CASH USED IN OPERATIONS                                                              (4,029,466)                 (2,934,807)
                                                                                         -----------                 ----------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                                              (2,341,008)                 (1,629,106)
  Other                                                                                  (1,211,987)                   (474,953)
  Proceeds from Sale of Real Estate                                                           --                      1,620,719
                                                                                         ----------                   ---------

 NET CASH USED IN INVESTING ACTIVITIES                                                   (3,552,995)                   (483,340)
                                                                                         -----------                   --------

FINANCING ACTIVITIES
Proceeds from Notes Payable to Bank                                                       2,750,000                   1,250,000
Payments on Mortgages and Notes Payable to Bank                                            (839,446)                   (802,179)
Proceeds from Related Party                                                               3,500,000                        --
Other Financing Activities                                                                   (5,217)                    (11,425)
                                                                                             ------                     -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 5,405,337                     436,396
                                                                                          ---------                     -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (2,177,124)                 (2,981,751)
Cash and Cash Equivalents at Beginning of Period                                          3,401,100                   5,169,899
                                                                                          ---------                   ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $1,223,976                  $2,188,148
                                                                                         ==========                  ==========




    SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.       INVENTORIES
         -----------

                                                                            DECEMBER  31,                   JUNE 30,
                                                                                2002                          2002
                                                                                ----                          ----
Work-in process and
  raw materials                                                             $  1,687,628                     $  1,458,175
Finished goods                                                                 7,231,868                        5,947,551
                                                                           -------------                   --------------
                                                                            $  8,919,496                     $  7,405,726
-------------                                                              -------------                   --------------

3.       INCOME TAXES
         ------------

                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER  31,
                                                                                2002                          2001
                                                                                ----                          ----
Federal                                                                     $  50,000                      $    --
State                                                                         200,000                        200,000
                                                                            ---------                       --------
                                                                            $ 250,000                       $200,000
                                                                            ---------                       --------

4.   EARNINGS PER SHARE
     ------------------

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

5.   INDUSTRY SEGMENTS
     -----------------

                                                                                           SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                        2002                   2001
                                                                                       -----                   ----
Revenues:
         Real Estate                                                               $   7,313,744           $ 7,494,444
         Hotel                                                                         3,495,686             3,186,885
         Seafood                                                                      11,964,285            14,577,216
         Textile                                                                       4,403,276             4,977,455
         Corporate and Other                                                             942,343             1,014,255
                                                                                      ----------           -----------

                                                                                   $  28,119,334           $31,250,255
                                                                                      ==========           ===========

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                                                     CONTINUED
                                                                     ---------



                                                                                              DECEMBER 31,
                                                                                     2002                      2001
                                                                                     ----                      ----
Identifiable Assets:
         Real Estate                                                             $ 32,327,579             $32,293,209
         Hotel                                                                      4,011,376               4,734,623
         Seafood                                                                   34,815,190              33,642,356
         Textile                                                                    7,886,357               8,865,873
         Corporate                                                                 24,317,829              22,628,229
                                                                                 ------------             -----------
                                                                                 $103,358,331            $102,164,290
                                                                                 ============             ===========


6.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

In July 2002, the Company ceased clamming on certain underwater land in Long Island, New York. On December 19, 2002, the Company donated approximately 12,000 acres of underwater land to the Nature Conservancy, Inc., a non-profit corporation. The Company's $457,335 basis in the underwater beds was recorded as an expense in selling general and administrative expenses.

Results of operations are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
                                 (IN THOUSANDS)
                                 -------------




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital for the six months ended December 31, 2002 decreased by approximately $4,073 to $12,061. Net cash used in operating activities was approximately $4,029. Net cash provided by financing activities was approximately $5,405. Net cash of approximately $3,553 was used in investing activities.

On October 31, 2002 the Company paid approximately $960 for a parcel of land adjacent to our Greensboro South Shopping Center. This parcel, combined with approximately 3/4 of an acre of land from our shopping Center, was net leased for a minimum of 25 years to a developer at an annual rent of $127. The developer in turn has a long term lease with a major drug store chain.

On November 14, 2002 the Company made a final payment of $1,175 for a total investment of $1,500 in a joint venture that is building a store for a major supermarket chain in Worcester, Massachusetts. The Company has also guaranteed a $8,450 construction loan obtained by the joint venture and is entitled to receive a minimum quarterly distribution of a 12% per annum preferential return on its investment, payable quarterly when the tenant begins to pay rent.

The Company borrowed $3,500 from an entity controlled by a major stockholder to finance Bluepoints importation and sale of lobster tails. The loan bears interest at prime +1% and has no fixed repayment terms or maturity dates.

The Company's credit agreement with its principal lender provided for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50% (fixed at 3.5% at December 31,
2002). These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. Both loans matured on October 21, 2002 and were extended to January 13, 2003 when the Company and its lender extended the term loan until October 21, 2007 with the same amortization schedule and a fixed interest rate of 5.53% per annum. The revolving line of credit of $3,000 was extended until October 21, 2005 with the same interest rate options as the old loan. At December 31, 2002 the term loan balance was $7,176 and $2,750 was outstanding under the revolving line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                 -------------


RESULTS OF OPERATIONS
---------------------

         SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
         -------------------------------------------

Loss from operations before income taxes, gain on sale of real estate and minority interests decreased $85. The components are as follows

                                                                                                           (DECREASE)
                                                                2002                 2001                    INCREASE
                                                                ----                 ----                    --------
Real Estate                                                  $ 2,065               $ 2,273                   $ (208)
Hotel                                                            319                   148                      171
Seafood                                                       (2,069)               (2,262)                     193
Textiles                                                          25                  (333)                     358
Corporate                                                     (2,078)               (1,649)                    (429)
                                                             -------               -------                   ------
                                                             $(1,738)              $(1,823)                  $   85
                                                             -------               -------                   ------

REAL ESTATE
-----------

     Revenues decreased $181 and earnings decreased $208.

HOTEL
-----

     Revenues increased $309 over last year. Hotel earnings increased $171 as a result of the higher revenues.

SEAFOOD
-------

     Revenues decreased $2,613 in the current period. Losses continued in the seafood division due primarily to costs associated with the cessation of clamming of certain underwater land in Long Island, New York in July 2002, continuing losses in Ecuador due to lower than anticipated shrimp production, and losses at our Florida operation caused by a lack of domestic scallops. Losses in Ecuador were $1,157 this year as compared to last years loss of $1,419 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $160 as compared to a loss last year of $754. Bluepoints domestic operations had a loss of $752 as compared to a loss of $89 last year. Losses increased in our domestic operations as a result of the costs associated with the cessation of clamming on certain underwater land in Long Island, New York in July 2002, and the donation of our underwater clam beds ($457 basis) to the Nature Conservancy Inc., a non-profit corporation in December 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                 --------------


TEXTILES
--------

       Hanora Spinning's earnings increased $2 to $246. Hanora South and J & M Dyers recognized a combined loss of $141 compared to last years loss of $503 due to costs incurred last year in closing down our yarn spinning plant in Lake City, South Carolina in September 2001. Losses were reduced as a result of the closing and subsequent sale of the Hanora South plant last year. Whitlock Combing incurred a loss of $80 in the current period as compared to a loss of $74 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $574.

CORPORATE/OTHER
---------------

       Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $429 due substantially to a reduction in interest income of $240 and in miscellaneous income received last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                 --------------

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
     ---------------------------------------------

Loss from operations before income taxes, gain on sale of real estate and minority interests increased $58. The components are as follows:

                                                                                   (DECREASE)
                                                                2002                2001                    INCREASE
                                                                ----                ----                    --------

Real Estate                                                   $   966              $ 1,090                $   (124)
Hotel                                                             129                   45                      84
Seafood                                                          (964)                (981)                     17
Textiles                                                           (7)                (113)                    106
Corporate                                                      (1,076)                (935)                   (141)
                                                              --------              --------              ---------
                                                              $  (952)             $  (894)               $    (58)
                                                              --------             --------               ---------

REAL ESTATE
-----------

     Revenues decreased $86 and earnings decreased $124.

HOTEL
-----

     Revenues increased $173 over last year. Hotel earnings increased $84 as a result of the higher revenues.

SEAFOOD
-------

     Revenues decreased $2,274 in the current period. Losses in the seafood division were due to the donation in December 2002 of our underwater clamming beds ($457 basis) in Long Island, New York, continuing losses in Ecuador due to lower than anticipated shrimp production and losses at our Florida operation, caused by a lack of domestic scallops. Losses in Ecuador were $411 this year as compared to last years loss of $693. Scallop operations in Florida lost $29 as compared to a loss last year of $425. Bluepoints domestic operations had a loss of $524 as compared to a profit of $137 last year.

TEXTILES
--------

Hanora Spinning's earnings decreased $29 to $121. Hanora South and J & M Dyers recognized a combined loss of $88 compared to last years loss of $226 due to costs incurred last year in closing down our yarn spinning plant in Lake City, South Carolina. Whitlock Combing incurred a loss of $40 in the current period as compared to a loss of $37 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $440.

CORPORATE/OTHER
---------------

Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $141 due substantially to a reduction in interest income of $150.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS - CONTINUED
                      -------------------------------------
                                 (IN THOUSANDS)
                                 -------------


CRITICAL ACCOUNTING POLICIES
----------------------------

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.


VALUATION OF PROPERTY HELD FOR USE AND SALE

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to fair value less costs to sell. Management does not believe that the value of its properties are impaired as of December 31, 2002.


VALUATION OF INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of December 31, 2002.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
               -----------------------------------------------------------

               INTEREST EXPENSE ON THE COMPANY'S VARIABLE RATE DEBT AS OF DECEMBER 31, 2002 WOULD INCREASE BY $35 ANNUALLY FOR A 1% INCREASE IN INTEREST RATES.


ITEM 4.        CONTROLS AND PROCEDURES
               -----------------------

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



                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.         LEGAL PROCEEDINGS

     THERE HAVE BEEN NO MATERIAL LEGAL PROCEEDINGS BEYOND THOSE PREVIOUSLY DISCLOSED IN THE REGISTRANT'S FILED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2002.

ITEM 2.         CHANGES IN SECURITIES

NONE

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     THE COMPANY'S ANNUAL MEETING OF THE STOCKHOLDERS (THE "MEETING") WAS HELD AT 2:00 P.M. ON DECEMBER 10, 2002. IN CONNECTION WITH THE MEETING, THE COMPANY SOLICITED PROXIES FROM ITS STOCKHOLDERS PURSUANT TO REGULATION 14 OF THE SECURITIES EXCHANGE ACT OF 1934.

     AT THE MEETING, HARRY BERGMAN, IRVING S. BOBROW, NORMAN A. HALPER, ROBERT NIMKOFF, MIRIAM N. ROSEN, JONATHAN P. ROSEN, WILLIAM M. SILVERMAN AND JANE G. WEIMAN WERE ELECTED TO SERVE AS DIRECTORS OF THE COMPANY UNTIL THE NEXT ANNUAL MEETING OF STOCKHOLDERS IN 2003.

     IN ADDITION, THE APPOINTMENT OF ERNST & YOUNG AS AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING JUNE 30, 2003 WAS RATIFIED BY THE COMPANY'S STOCKHOLDERS.

        THE FOLLOWING TABLES SUMMARIZE THE VOTES CAST AT THE MEETING ON THE MATTERS BROUGHT BEFORE THE SHAREHOLDERS.

6.       Election of Directors

            Nominee Name                                     Votes For                Votes Withheld
            Harry Bergman                                    557,867                      6,551
            Irving S. Bobrow                                 557,867                      6,551
            Norman A. Halper                                 557,867                      6,551
            Robert Nimkoff                                   557,867                      6,551
            Miriam N. Rosen                                  557,867                      6,551
            Jonathan P. Rosen                                557,867                      6,551
            William M. Silverman                             557,867                      6,551
            Jane G. Weiman                                   557,867                      6,551

7. Ratification of Ernst & Young, LLP as independent certified public accountants of the Company for fiscal year 2003.

            Votes For                                      Votes Against              Votes Withheld
            538,875                                           19,222                      6,321


ITEM 5.       Other Information

None

ITEM 6.       Exhibits and Reports on Form 8-K.

(a)     Exhibits:
        --------
        99.1                Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                   Registrant



Date: February 14, 2003                      /s/  Harry Bergman
                                             ------------------
                                                      Harry Bergman
                                                      President and Treasurer

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

Date: 2/18/03                         /s/ Harry Bergman
                                    --------------------------
                                    Harry Bergman
                                    Chief Financial and Chief Accounting Officer

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

Date: 2/18/03                                   /s/ Johnathan P. Rosen
                                              ---------------------------
                                              Jonathan P. Rosen
                                              Chief Executive Officer