Form 10-Q
period 2003-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 2003-05-20
CIK 36856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2003                                                            Commission File Number 0-1437
------------------------------------------------------------------------------------------------------------------------------


                                           THE FIRST REPUBLIC CORPORATION OF AMERICA
------------------------------------------------------------------------------------------------------------------------------
                                      (Exact name of registrant as specified in its charter)



       DELAWARE                                                                                      13-1938454
------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                                  (I.R.S. Employer
incorporation or organization)                                                                   Identification No.)


302 Fifth Avenue, New York, NY                                                                         10001
------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                                              (Zip Code)


                                Registrant's telephone number, including area code (212) 279-6100


------------------------------------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:
                                                                                Yes    X                           No
                                                                                ---------                          ---------



As of May 12, 2003, there were 666,860 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,                JUNE 30,
                                                                                        2003                      2002
                                                                                        ----                      ----
                                                                                      (UNAUDITED)            (SEE NOTE BELOW)
ASSETS

Current Assets
            Cash and Cash Equivalents                                               $    2,959,680             $  3,401,100
            Accounts Receivable, net                                                     5,002,341                5,543,019
            Inventories - Note 2                                                         8,808,995                7,405,726
            Other Current Assets                                                         6,906,447                5,897,496
                                                                                    --------------             ------------

                              Total Current Assets                                      23,677,463               22,247,341
                                                                                    --------------             ------------

Property, Plant and Equipment                                                           74,517,883               73,693,612
                     Less:  Accumulated Depreciation                                    34,613,731               32,995,059
                                                                                    --------------             ------------
                        Net Property, Plant and Equipment                               39,904,152               40,698,553
                                                                                    --------------             ------------

Investments in and Advances to Affiliated Entities                                      18,305,272               16,351,065

Other Assets                                                                            20,002,778               19,684,857
                                                                                    --------------             ------------

TOTAL ASSETS                                                                        $  101,889,665             $ 98,981,816
                                                                                    ==============             ============

Liabilities and Stockholders' Equity

Current Liabilities                                                                 $   12,549,319             $  6,113,261
                                                                                    --------------             ------------

Long-Term Debt                                                                          23,077,603               24,043,987
                                                                                    --------------             ------------

Other Liabilities  - Note 5                                                              2,099,593                2,023,147
                                                                                    --------------             ------------

Stockholders' Equity:
           Common Stock                                                                  1,175,261                1,175,261
           Accumulated Other Comprehensive Loss - Note 6                                  (880,556)                (609,000)
           Other Stockholders' Equity                                                   63,868,445               66,235,160
                                                                                    --------------             ------------
                        Total Stockholders' Equity                                      64,163,150               66,801,421
                                                                                    --------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  101,889,665             $ 98,981,816
                                                                                    --------------             ============





NOTE: THE BALANCE SHEET AT JUNE 30, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE AND CONDENSED.


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                        Nine months ended             Three months ended
                                                                             March 31,                     March 31,

                                                                      2003             2002           2003            2002
                                                                      ----             ----           ----            ----

Revenues
       Sales-Textile and Seafood                                   $ 22,259,129   $ 29,873,154     $ 5,891,568   $ 10,318,483
       Real Estate and Hotel Operations                              15,871,524     15,805,277       5,062,094      5,123,948
       Other                                                          1,447,768      1,178,852         505,425        164,597
                                                                   ------------   ------------     -----------   ------------

             Total Revenues                                          39,578,421     46,857,283      11,459,087     15,607,028
                                                                   ------------   ------------     -----------   ------------

 Expenses
       Cost of Sales - textile and seafood                           22,331,744     29,964,214       6,222,722     10,152,387
       Operating-real estate and hotel                                8,364,946      7,528,265       2,996,094      2,507,410
       Selling, general and administrative - Note 8                   6,082,068      5,698,145       1,919,805      1,892,245
       Depreciation and amortization                                  2,810,424      3,180,769         939,500      1,031,205
       Real estate taxes                                              1,303,952      1,385,314         427,763        427,342
       Interest                                                       1,493,595      1,611,478         499,519        498,582
       Minority interests' share of loss of subsidiaries             (1,450,565)    (1,419,337)       (525,897)      (576,762)
                                                                   ------------   ------------     -----------   ------------

            Total Expenses                                           40,936,164     47,948,848      12,479,506     15,932,409
                                                                   ------------   ------------     -----------   ------------

       Loss before income taxes and
         equity in loss of affiliated entities and gain on sale      (1,357,743)    (1,091,565)     (1,020,419)      (325,381)
       Equity in loss of affiliated entities                           (753,755)      (703,644)       (277,402)      (489,544)
       Gain on sale of real estate                                        --           177,855           --              --
        Income taxes - Note 3                                          (250,000)      (300,000)          --          (100,000)
                                                                   ------------   ------------     -----------   ------------

           Net Loss                                                $ (2,361,498)  $ (1,917,354)    $(1,297,821)  $   (914,925)
                                                                   =============  =============    ===========   ============

        Loss per share:
                Net Loss - basic and diluted - Note 4                   $ (3.54)       $ (2.87)        $ (1.95)       $ (1.37)
                                                                   ============   ============     ===========   ============


Weighted Average shares outstanding
                 Basic and diluted                                      667,546        668,240         667,534        667,819
                                                                   ------------   ------------     -----------   ------------



       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                       Nine months ended
                                                                                            March 31,
                                                                                 2003                      2002
                                                                                 ----                      ----

OPERATING ACTIVITIES
     NET LOSS                                                                 $ (2,361,498)            $ (1,917,354)
          Adjustments to Reconcile Net Loss to
          Cash Used in Operating Activities:
               Gain on Sale of Real Estate                                          --                     (177,855)
               Donation of Land                                                    457,335                   --
               Depreciation and Amortization                                     2,810,424                3,180,769
               Writedown of Property                                               300,000                   --
               Minority Interests' Share of Loss in
                 Subsidiaries                                                   (1,450,565)              (1,419,337)
     Changes in Operating Assets and Liabilities:
              Decrease (Increase) in Accounts Receivables                          540,678               (1,242,365)
              (Increase) Decrease in Inventories                                (1,403,269)               2,166,012
              Increase in Other Current Assets                                  (1,008,951)                (703,209)
              Increase (Decrease) in Current Liabilities                           186,058               (1,796,141)
              Decrease in Other Liabilities                                       (195,110)                (575,726)
                                                                              ------------             ------------

         NET CASH USED IN OPERATIONS                                            (2,124,898)              (2,485,206)
                                                                              ------------             ------------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                                     (2,773,358)              (1,515,238)
  Other                                                                           (821,563)                 254,924
  Proceeds from Sale of Real Estate                                                --                     1,620,719
                                                                              ------------             ------------

 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (3,594,921)                 360,405
                                                                              ------------             ------------

FINANCING ACTIVITIES
Proceeds from Notes Payable to Bank                                              2,750,000                   --
Payments on Mortgages and Notes Payable to Bank                                   (966,384)              (1,046,482)
Proceeds from Related Party                                                      3,500,000                   --
Other Financing Activities                                                          (5,217)                 (44,538)
                                                                              ------------             ------------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              5,278,399               (1,091,020)
                                                                              ------------             ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (441,420)              (3,215,821)
Cash and Cash Equivalents at Beginning of Period                                 3,401,100                5,169,899
                                                                              ------------             ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,959,680             $  1,954,078
                                                                              ============             ============



    SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.   INVENTORIES


                                                         MARCH  31,                      JUNE 30,
                                                          2003                             2002
                                                          ----                             ----

Work-in process and
  raw materials                                        $  1,596,150                     $  1,458,175
Finished goods                                            7,212,845                        5,947,551
                                                       ------------                     ------------
                                                       $  8,808,995                     $  7,405,726
                                                       ------------                     ------------


3.   INCOME TAXES


                                                                     NINE MONTHS ENDED
                                                                         MARCH  31,
                                                         2003                               2002
                                                         ----                               ----

Federal                                                $   --                            $   --
State                                                     250,000                          300,000
                                                       ----------                        ---------
                                                       $  250,000                        $ 300,000
                                                       ----------                        ---------

4.   EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding and the Company does not have any dilutive securities.

5.   INTEREST RATE SWAP AGREEMENT

In connection with the extension of its term loan, on January 13, 2003 the Company entered into an interest rate swap agreement effectively fixing the underlying LIBOR rate at 3.78% and the all-in interest rate at 5.53% per annum on the $7,276,100 term loan through October 1, 2007.

As of March 31, 2003, an unrealized loss of $271,556 represented the fair value of the aforementioned derivative and was reflected in accumulated other comprehensive loss and other liabilities in the accompanying balance sheet at March 31, 2003.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED


The fair value of this instrument is based upon the estimated amount the Company would receive or pay to terminate the contract as of March 31, 2003 and is determined using interest rate market pricing models.

The Company's interest rate swap agreement is designated as a cash flow hedge and hedges the future cash outflows on the term loan. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors and collars are cash flow hedges. The unrealized gains and losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings.

6.   COMPREHENSIVE LOSS

Comprehensive loss for the nine months ended March 31, 2003 totaled $2,633,054 and was comprised of net loss of $2,361,498 and other comprehensive loss related to the changes in the fair value of the derivative instrument of $271,556. For the year ended June 30, 2002, the Company had no items of other comprehensive income or loss requiring additional disclosure.


7.   INDUSTRY SEGMENTS

                                                                    NINE MONTHS ENDED
                                                                           MARCH  31,
                                                                2003                   2002
                                                                ----                   ----
Revenues:
         Real Estate                                        $  10,988,501           $11,167,334
         Hotel                                                  4,883,023             4,637,943
         Seafood                                               15,721,976            22,064,067
         Textile                                                6,537,153             7,809,087
         Corporate and Other                                    1,447,768             1,178,852
                                                             ------------           -----------
                                                             $ 39,578,421           $46,857,283
                                                             ============           ===========



                                                                           MARCH  31,
                                                               2003                      2002
                                                               ----                      ----
Identifiable Assets:
         Real Estate                                        $ 31,668,277            $ 31,936,083
         Hotel                                                 3,850,693               4,620,323
         Seafood                                              33,762,415              30,773,952
         Textile                                               7,413,135               8,832,176
         Corporate and other                                  25,195,145              22,999,352
                                                            ------------            ------------
                                                            $101,889,665            $ 99,161,886
                                                            ============            ============

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED







8.   PROPERTY, PLANT AND EQUIPMENT

In July 2002, the Company ceased clamming activities on certain underwater land in Long Island, New York. On December 19, 2002, the Company donated approximately 12,000 acres of underwater land to the Nature Conservancy, Inc., a non-profit corporation. The Company's $457,335 basis in the underwater beds was recorded as an expense in selling, general and administrative expenses.

9.   SUBSEQUENT EVENT

On April 6, 2003 the Company entered into an agreement to sell its property located in Allendale, South Carolina for $200,000, net of all closing costs.

Results of operations are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)



LIQUIDITY AND CAPITAL RESOURCES


Working capital for the nine months ended March 31, 2003 decreased by approximately $5,006 to $11,128. Net cash used in operating activities was approximately $2,725. Net cash provided by financing activities was approximately $5,278. Net cash of approximately $3,595 was used in investing activities.

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

The Company borrowed $3,500 from an entity controlled by a major stockholder to finance the importation and sale of lobster tails ($1,000 was repaid on April 23, 2003). The loan bears interest at prime +1% and has no fixed repayment terms or maturity dates.

The Company's credit agreement with its principal lender provided for a $9,000 term loan with an interest rate of 7.5% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. Both loans matured on October 21, 2002 and were extended to January 13, 2003 when the Company and its lender further extended the term loan until October 21, 2007 with the same amortization schedule and interest rate of LIBOR plus 1.75%. At the same time, the Company entered into an interest rate swap agreement which fixed the all-in interest rate on the term loan at 5.53% per annum. The revolving line of credit of $3,000 was extended until October 21, 2005 with the same interest rate options as the old loan. At March 31, 2003 the term loan balance was $7,216 and $2,750 was outstanding under the revolving line of credit which bore interest at 3.375% at March 31, 2003.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)


RESULTS OF OPERATIONS

         NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Loss from operations before income taxes, gain on sale of real estate and minority interests increased $347. The components are as follows

                                                                                                         (DECREASE)
                                                              2003                 2002                   INCREASE
                                                              ----                 ----                   --------

Real Estate                                                  $ 2,709               $ 3,365                 $ (656)
Hotel                                                            256                   144                    112
Seafood                                                       (3,280)               (3,829)                   549
Textiles                                                        (247)                 (178)                   (69)
Corporate                                                     (3,000)               (2,717)                  (283)
                                                             -------               -------                 ------
                                                             $(3,562)              $(3,215)                $ (347)
                                                             -------               -------                 ------


REAL ESTATE

     Revenues decreased $179 and earnings decreased $656 due to the lower revenues and increased snow removal costs of $204 and utility costs of $289 as a result of the harsh winter and numerous snowstorms.

HOTEL

     Revenues increased $245 over last year. Hotel earnings increased $112 as a result of the higher revenues.

SEAFOOD

     Revenues decreased $6,342 in the current period. Losses continued in the seafood division due primarily to costs associated with the cessation of clamming activities at certain underwater land in Long Island, New York in July 2002, continuing losses in Ecuador due to lower than anticipated shrimp production, and losses at our Florida operation caused by a lack of domestic scallops. Losses in Ecuador were $2,179 this year as compared to last years loss of $2,498 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $243 as compared to a loss last year of $988. Bluepoints domestic operations had a loss of $858 as compared to a loss of $343 last year. Losses increased in our domestic operations as a result of the costs associated with the cessation of clamming on certain underwater land in Long Island, New York in July 2002, and the donation of our underwater clam beds ($457 basis) to the Nature Conservancy Inc., a non-profit corporation in December 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)


TEXTILES

     Hanora Spinning's earnings decreased $109 to $355. Hanora South and J & M Dyers recognized a combined loss of $230 compared to last years loss of $543 due to costs incurred last year in closing down our yarn spinning plant in Lake City, South Carolina in September 2001. Losses were reduced as a result of the closing and subsequent sale of the Hanora South plant last year. Whitlock Combing incurred a loss of $372 (including an additional writedown of its building by $300) in the current period as compared to a loss of $99 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $1,272.

CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $283 due substantially to a reduction in miscellaneous income received last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Loss from operations before income taxes, gain on sale of real estate and minority interests increased $432. The components are as follows:

                                                                                                          (DECREASE)
                                                                2003                 2002                   INCREASE
                                                                ----                 ----                   --------

Real Estate                                                  $    644              $  1,092                $   (448)
Hotel                                                             (63)                   (4)                    (59)
Seafood                                                        (1,211)               (1,567)                    356
Textiles                                                         (272)                  155                    (427)
Corporate                                                        (922)               (1,068)                    146
                                                             --------              --------                --------
                                                             $ (1,824)             $ (1,392)               $   (432)
                                                             --------              --------                --------


REAL ESTATE

     Revenues increased $2 and earnings decreased $448 due primarily to increased snow removal and utility costs of $371 due to the harsh winter.

HOTEL

     Revenues decreased $64 over last year, and earnings decreased $59 as a result of the lower revenues.

SEAFOOD

     Revenues decreased $3,729 in the current period. Losses in the seafood division were due to continuing losses in Ecuador due to lower than anticipated shrimp production, and losses at our Florida operation caused by a lack of domestic scallops. Losses in Ecuador were $1,022 this year as compared to last years loss of $1,079. Scallop operations in Florida lost $83 as compared to a loss last year of $234. Bluepoints domestic operations had a loss of $106 as compared to a loss of $254 last year.

TEXTILES

     Hanora Spinning's earnings decreased $209 to $109. Hanora South and J & M Dyers recognized a combined loss of $89 compared to last years loss of $40. Whitlock Combing incurred a loss of $292 (including an additional writedown of its building by $300) in the current period as compared to a loss of $25 last year relating to its property in South Carolina which is being offered for sale. Overall, textile revenues decreased $698.

CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, decreased by $146 due substantially to a reduction in salary expense of $112.

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


VALUATION OF PROPERTY HELD FOR USE AND SALE

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to fair value less costs to sell. During the current quarter in connection with the contract to sell property located in South Carolina, the Company recognized an impairment loss of $300,000 to write the value down to its net realizable value, less costs to sell. Management does not believe that the value of its remaining properties are impaired as of March 31, 2003.


VALUATION OF INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of March 31, 2003.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

               INTEREST EXPENSE ON THE COMPANY'S VARIABLE RATE DEBT AS OF MARCH 31, 2003 WOULD INCREASE BY $35 ANNUALLY FOR A 1% INCREASE IN INTEREST RATES.


ITEM 4.        CONTROLS AND PROCEDURES

               WITHIN 90 DAYS OF THE FILING OF THIS REPORT THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY HAVE EVALUATED THE DISCLOSURE CONTROLS AND PROCEDURES OF THE
               COMPANY AS DEFINED IN EXCHANGE ACT RULE 13a-14(c) AND HAVE DETERMINED THAT SUCH CONTROLS AND PROCEDURES ARE ADEQUATE AND EFFECTIVE. SINCE THE MOST RECENT EVALUATION, THERE HAVE BEEN NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OR OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT THOSE CONTROLS.



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



                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   REGISTRANT



DATE:   MAY 16, 2003                   /S/ Harry Bergman
                                       ----------------------------------------
                                                      HARRY BERGMAN
                                                      PRESIDENT AND TREASURER

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


Date: May 16, 2003             /s/ Harry Bergman
                               --------------------------------------------
                               Harry Bergman
                               Chief Financial and Chief Accounting Officer

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

Date: May 16, 2003                    /s/ Jonathan P. Rosen
                                      ---------------------------
                                      Jonathan P. Rosen
                                      Chief Executive Officer