Form 10-K
period 2003-07-30
FIRST REPUBLIC CORP OF AMERICA
filed 2003-10-14
CIK 36856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 2003
                                               -------------
                           Commission File No. 0-1437
                           --------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes    No X
                                    ---   ---

As of September 23, 2003, 666,616 common shares were outstanding, and the aggregate market value of common shares held by nonaffiliates of Registrant was approximately $1,672,000 (based upon the price paid by Registrant for shares).

                       Documents Incorporated by Reference
                       -----------------------------------
                                 See Item 14(c)

                    The First Republic Corporation of America

                                  10-K Contents


                                                                            PAGE

PART I

Item 1.    Business........................................................... 1
Item 2.    Properties......................................................... 5
Item 3.    Legal Proceedings.................................................. 8
Item 4.    Submission of Matters to a Vote of Security Holders................ 8

PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters............................................ 9
Item 6.    Selected Financial Data............................................10
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11
Item 7a.   Quantitative and Qualitative Disclosures about Market Risks........18
Item 8.    Financial Statements and Supplementary Data........................19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................55
Item 9a.   Controls and Procedures............................................55

PART III

Item 10.   Directors and Executive Officers of the Registrant.................56
Item 11.   Executive Compensation.............................................58
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....60
Item 13.   Certain Relationships and Related Transactions.....................62
Item 14.   Principal Accountant Fees and Services.............................64


PART IV

Item 15.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K..65

Signatures ...................................................................92

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

      On October 31, 2002, the Company paid approximately $960,000 for a parcel of land adjacent to our Greensboro South Shopping Center. This parcel, combined with approximately 3/4 of an acre of land from our Shopping Center, was net leased for a minimum of 25 years to a developer at an annual rent of $127,000. The developer in turn has a long term lease with a major drug store chain. Rent commenced September 1, 2003.

      On November 14, 2002, the Company made a final payment of $1,175,000 for a total investment of $1,500,000 for a 50% interest in a joint venture that is building a store for a major supermarket chain in Worcester, Massachusetts. The Company and its joint venture partner have also guaranteed a construction loan obtained by the joint venture which provides for a maximum borrowing of $8,450,000. In connection with this investment, the Company is entitled to receive a 12% per annum preferential return on its investment, payable quarterly when the tenant begins to pay rent. The supermarket is scheduled to open by March 31, 2004.

      The Company's credit agreement with its principal lender had provided for a $9,000,000 term loan with an interest rate of 7.5% per annum and a $3,000,000 revolving line of credit with an interest rate equal to either
      (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans were, and remain, collateralized by a mortgage on the East Newark Industrial Center. The term loan required amortization payments of $359,000 per annum. Both loans matured on October 21, 2002 and were extended to January 13, 2003 when the Company and its lender further extended the term loan until October 21, 2007 with the same amortization schedule and an interest rate of LIBOR plus 1.75%. At the same time, the Company entered into an interest rate swap agreement which fixed the all-in interest rate on the term loan at 5.53% per annum. The revolving line of credit of $3,000,000 was extended until October 21, 2005 with the same interest rate options as the old loan.

      In July 2002, the Company's 80.2% owned subsidiary, Bluepoints Company, Inc. ("Bluepoints") ceased the harvesting of clams at its Long Island, New York property. Bluepoints has entered into a contract to sell the two buildings at the site as well as approximately five acres of land for $1,600,000. The contract is contingent upon the ability of the purchaser to obtain certain regulatory approvals by December 1, 2003. In connection with this contract, Bluepoints has received a $60,000 nonrefundable deposit.

 b.   Financial Information about Industry Segments

      The sales and operating profit from operations and the identifiable assets attributable to each industry segment for the three years ended June 30, 2003 are set forth in Note 2 (Industry Segments and Foreign Operations) of the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Item 8. hereof.

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

      Real estate revenues accounted for approximately 29%, 24% and 23% of consolidated revenues from operations for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

      Hotel

      The Company owns and operates a 288-room hotel and convention center located in Liverpool, New York, which it operates under a Holiday Inn franchise agreement. There are approximately 20 facilities in the Liverpool/Syracuse area with which the hotel competes. Currently, the Company believes it is the third largest hotel in the area in terms of revenues.

      Hotel revenues accounted for approximately 13%, 10% and 9% of consolidated revenues from operations for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

      Seafood

      Bluepoints held title to approximately 13,000 acres of land under the water of the Great South Bay between Fire Island and Long Island's South Shore in New York State. Until ceasing clamming activities at this site in July 2002, Bluepoints harvested hard-shell clams on this property. In December 2002, Bluepoints donated approximately 11,500 acres with a cost basis of approximately $458,000 to the Nature Conservancy Inc., a non-profit corporation.

      At one time Bluepoints was a substantial factor in the market for hard shell clams. However, a significant decrease in clam production at Bluepoints, combined with substantial new production by competitors harvesting clams in other areas along the Eastern Seaboard, resulted in a diminished role for Bluepoints and continuing losses in its hard-shell clam operation. These factors ultimately led to Bluepoints' decision to cease its hard shell clam operations in July 2002. These operations have not been a significant component of the Company's seafood operations for the past several years.

      In September 1998, Bluepoints began selling imported products, principally lobster tails from Honduras and Oman. Sales of the foregoing products were approximately $10,488,000 and $13,152,000 and losses were approximately $224,000 and $1,000 for the fiscal years ended June 30, 2003 and 2002, respectively. Bluepoints also had an arrangement with a company that sells its seafood products at the Fulton Fish Market in New York City. This venture had sales of approximately $7,043,000 and $8,637,000 and operating (losses) profits of approximately $(48,000) and $34,000 for the fiscal years ended June 30, 2003 and 2002, respectively. In June 2003, Bluepoints terminated this joint venture relationship.

      Bluepoints, through foreign subsidiaries, operates a shrimp farm and is a 62.5% owner of a shrimp hatchery, both of which are located in Ecuador. Sales of shrimp from the foregoing operations approximated $393,000 and $550,000 for the fiscal years ended June 30, 2003 and 2002, respectively. Bluepoints, through a foreign subsidiary, also owns a 38% interest in another Ecuadorian shrimp farming operation. See Items 12. and 13. below for information relating to shares of stock of Bluepoints and these foreign subsidiaries owned by certain affiliates of the Company.

      The Company also owns a seafood operation in Cape Canaveral, Florida that harvests scallops and sells other imported and domestic seafood products. In the current fiscal year, sales from this operation were approximately $1,070,000 and there was a loss of $548,000. This compares to sales of approximately $4,952,000 and a loss of $1,510,000 from operations during the prior year.

      Seafood revenues accounted for approximately 40%, 48% and 49% of consolidated revenues from operations for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

      Textile

      The Hanora Spinning division of the Company ("Hanora"), operates a yarn spinning plant in Woonsocket, Rhode Island. Hanora, which is not a significant factor in the market it serves, competes with a number of other yarn spinning plants on the basis of quality of product and price. During the fiscal year ended June 30, 2003, Hanora purchased approximately $193,000 of additional equipment. The backlog of yarn orders on August 31, 2003 was $7,400,000 as compared to $7,054,000 on August 31, 2002.
      Approximately 80% of the current backlog is expected to be shipped in the fiscal year ending June 30, 2004. Three customers accounted for approximately 35% of Hanora's total sales during the 2003 fiscal year. The loss of any one of these customers would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

      J&M Dyers, ("J&M"), another division of the Company, which operates a yarn dyeing plant in Sumter, South Carolina, is a commission dyer for rawstock, package, ombre and skein dyeing. J&M is not a significant factor in the market it serves and competes with a number of other firms that are substantially larger. At the present time, J&M does not have a significant backlog of orders.

      Textile revenues accounted for approximately 17%, 17% and 18% of consolidated revenues from operations for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

ITEM 2.     PROPERTIES

               LOCATION                       GENERAL CHARACTER (1)
--------------------------------------------------------------------------------
REAL ESTATE SEGMENT

First Republic Office Park           Two, two-story office buildings with
Thruway and Electronics Parkway      49,000 and 35,000 rentable square feet;
Liverpool, New York                  Approximately 14 acres of land; 78% rented

Waltham Engineering Center           17 multi-story industrial buildings;
Waltham, Massachusetts               in excess of 380,000 rentable square feet;
                                     parking facilities; 99% rented.

East Newark Industrial Center        30 multi-story industrial buildings; in
East Newark, New Jersey              excess of 1,000,000 rentable square feet;
                                     parking facilities; 72% rented.

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

Greensboro South Shopping Center     Approximately 11.2 acres of land and
Greensboro, North Carolina           134,250 square feet of space in buildings
                                     located thereon; 93% rented.

Land                                 Approximately 1.4 acres of land
Greensboro, North Carolina           net leased for a minimum of 25 years.

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

               LOCATION                       GENERAL CHARACTER (1)
--------------------------------------------------------------------------------
Sunscape Apartments                  167-unit residential garden apartments
Orlando, Florida                     located on approximately 12 acres of
                                     land; 93% rented. (Company owns 50% of
                                     Sunscape Associates, a partnership which owns the apartments).

Shopping Center                      Approximately 22.7 acres of land and
Brookhaven, Pennsylvania             196,000 square feet of space in buildings
                                     located thereon; 100% rented.

Newburyport, Massachusetts           Four-story building; 100,000 rentable
                                     square feet of space; 67% rented.

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

SEAFOOD SEGMENT (2)

West Sayville, New York              Approximately 1,500 acres of underwater
                                     land in the Great South Bay of Long
                                     Island; approximately five acres of
                                     upland and 22,500 square feet of space
                                     in two buildings located thereon;
                                     presently vacant (3).

Mattituck, New York                  Approximately one acre of land on Long
                                     Island; previously used as a grow out
                                     pond for the clam hatchery; presently
                                     rented.

Englishman Island                    Approximately 600 acres of land including
Guayaquil County, Ecuador            approximately 288 acres owned and the
                                     balance held under a 10-year concession, expiring April 2004, containing shrimp ponds and drainage canals.

               LOCATION                       GENERAL CHARACTER (1)
--------------------------------------------------------------------------------
Vacant Land                          Bluepoints has a 62.5% interest in a
Guayaquil, Ecuador                   company that owns approximately 100,000
                                     square feet of riverfront land.

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

CORPORATE OFFICE

302 Fifth Avenue                     5,400 square feet of executive offices;
New York, New York                   month-to-month tenant at a rent of $9,700
                                     per month. See Item 13. below.

(1)--Reference is made to Schedule III for information with respect to mortgages encumbering certain properties listed in the table.

(2)--Except as otherwise noted, the properties listed in the Seafood Segment are owned by Bluepoints Company, Inc., an 80.2% owned subsidiary of the Company.

(3)--Hard shell clamming operations were ceased in July 2002 and the five acres of land and the two buildings are presently subject to a sales contract entered into by Bluepoints to sell the land and building. See item 1a.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED SECURITY HOLDER MATTERS

a.    The Company's common stock is traded in the over-the-counter market.

      There have not been any quotations for the Company's common stock in the National Daily Quotation Service for the past several years. During the two most recent fiscal years, the Company has purchased shares at prices ranging from a low of $45 per share in September 2001 to a high of $50 in April 2003.

      Due to the absence of quotations it may be deemed that there is no established public trading market for the Company's common stock.

b. As of September 23, 2003, there were 253 holders of record of the Company's common stock.

c. No dividends have been paid during the two years ended June 30, 2003. The Company has no intention of paying dividends in the foreseeable future.

d.    The Company did not sell any securities during the past year.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                   YEAR ENDED JUNE 30,
                                           --------------------------------------------------------------------
                                               2003         2002          2001          2000         1999
                                           --------------------------------------------------------------------
                                                        (In thousands, except per share amounts)
Revenues                                      $ 51,187     $ 61,799      $ 70,106     $ 64,969      $ 51,489
                                           =====================================================================
Gain on sale of real estate held for
   rental                                         NONE     $    178      $ 18,630     $     81          NONE
                                           =====================================================================
Loss on sale of property                      $   (300)    $    (69)         NONE         NONE          NONE
                                           =====================================================================
(Loss) income before interest and
   income taxes                               $   (591)    $    226      $ 17,828     $  3,072      $  2,792
                                           =====================================================================
Interest costs                                $  2,033     $  2,146      $  2,413     $  3,205      $  2,867
                                           =====================================================================
Net (loss) income                             $ (2,905)    $ (1,946)     $ 14,708     $   (276)     $   (124)
                                           =====================================================================
Net (loss) income per share of common
   stock--basic and diluted                   $  (4.35)    $  (2.91)     $  21.98     $  (0.41)     $  (0.19)
                                           =====================================================================
Total assets                                  $100,374     $ 98,982      $104,632     $ 99,729      $ 96,556
                                           =====================================================================
Long-term debt                                $ 22,428     $ 24,044      $ 25,721     $ 27,318      $ 29,818
                                           =====================================================================
Stockholders' equity                          $ 63,112     $ 66,801      $ 69,145     $ 54,498      $ 54,880
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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2003 decreased by approximately $6,306,000 to $9,828,000.

Net cash provided by operating activities was approximately $683,000 during the 2003 fiscal year. Net cash provided by financing activities was approximately $3,839,000. Net cash of approximately $5,744,000 was used in investing activities. The Company had a $9,000,000 term loan with its principal lender bearing interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of approximately $359,000 per annum. Both loans matured on October 21, 2002 and were extended to January 13, 2003 when the Company and its lender further extended the term loan until October 21, 2007 with the same amortization schedule and an interest rate of LIBOR plus 1.75%. At the same time, the Company entered into an interest rate swap agreement which fixed the all-in interest rate on the term loan at 5.53% per annum. The revolving line of credit of $3,000,000 was extended until October 21, 2005 with the same interest rate options as the old loan. At June 30, 2003, the term loan balance was $7,126,517 and $2,750,000 was outstanding on the revolving line of credit.

On October 31, 2002, the Company paid approximately $960,000 for a parcel of land adjacent to our Greensboro South Shopping Center. This parcel, combined with approximately 3/4 of an acre of land from our shopping center, was net leased for a primary term of 25 years to a developer at an annual rent of $127,000. The developer in turn has a long term lease with a major drug store chain. Rent commenced September 1, 2003.

On November 14, 2002, the Company made a final payment of $1,175,000 for a total investment of $1,500,000 for a 50% interest in a joint venture that is building a store for a major supermarket chain in Worcester, Massachusetts. The Company and its joint venture partner have also guaranteed a construction loan obtained by the joint venture which provides for a maximum borrowing of $8,450,000. In connection with this investment, the Company is entitled to receive a 12% per annum preferential return on its investment, payable quarterly when the tenant begins to pay rent. The supermarket is scheduled to open by March 31, 2004.

During fiscal 2003, the Company borrowed $2,500,000 from United Realty Management Company, a related party, to finance the importation and sale of lobster tails. The loans bear interest at prime +1% and have no fixed repayment terms or maturity dates.

During the three years ended June 30, 2003, the Company incurred capital expenditures of approximately $7,270,000. In addition, approximately $1,136,000 was expended for tenant improvements during this three year period. At June 30, 2003 the Company had no significant commitments for capital expenditures and believes that its current cash position and borrowing capacity are adequate to meet cash needs for the next twelve months.

The Company's equity share of losses from Ecuadorian shrimp operations was approximately $1,054,000 in fiscal 2003 as compared to $927,000 in fiscal 2002. During fiscal 2002, the Company's shrimp farms introduced "Polyculture," which is a method of farming a species of fish, Tilapia, and shrimp together. This farming method has been proven to be successful in combating White Spot Virus in Ecuador. Efforts are also continuing to increase shrimp production through the use of the Company's patented Mariculture System, the development of a product, Tolerine, designed to mitigate White Spot Virus that is decimating Ecuador's shrimp production, the micro-screening of the water supply to the ponds and other improved farming techniques. Although there can be no assurance that the shrimp production will improve, the Company believes that operations may improve in the future. This belief is based upon preliminary results from polycultured pond harvests, cost reductions that have been implemented, the efforts to increase production discussed above, and the marketing of the Mariculture System to other shrimp farmers.

RESULTS OF OPERATIONS

Real Estate

In fiscal 2003, the Company's real estate operating profits decreased $471,000 on a decrease in revenues of $159,000. The decrease in profits was due to increased snow removal costs of $219,000 and increased utility costs of $448,000 as a result of the harsh winter and numerous snowstorms. Repairs and maintenance were reduced at our East Newark ($74,000) and Waltham ($169,000) buildings.

In fiscal 2002, operating profits increased $637,000 on a decrease in revenues of $783,000. The decrease in revenues was primarily due to the sale of the Company's office building on West 39 Street in New York City on October 4, 2000. The decrease in revenues was offset by decreased fuel and utility costs of $479,000 and snow removal costs of $153,000 as a result of the mild winter. There was also a reduction in repairs and maintenance at the Nyanza property of $515,000 and at the East Newark building of $378,000.

In fiscal 2001, operating profits decreased $263,000 and revenues decreased $1,225,000. The decrease in revenues was due to the sale of the Company's office building on West 39 Street in New York City on October 4, 2000 and its Miami Beach property on May 1, 2000, offset by revenue increases at substantially all the Company's other properties. The decrease in operating profits was due to the reduced revenue offset by reduced repairs and maintenance of $726,000 at the Waltham and Nyanza properties and reduced mortgage interest of $213,000.

Hotel

In fiscal 2003, revenues increased $326,000 and profits increased $142,000 as a result of the increased revenues. Due to the unusually cold winter, fuel and utility costs increased $153,000.

In fiscal 2002, revenues decreased $100,000 but profits increased $206,000 as a result of decreased fuel and utility costs of $102,000, lower repairs and maintenance of $25,000, reduced real estate taxes of $97,000 and slightly lower operating costs

In fiscal 2001, revenues decreased $95,000 and profits decreased $466,000 as a result of the lower revenues, increased fuel and utility costs of $140,000, higher repairs and maintenance of $53,000, increased depreciation expense of $67,000 and higher operating costs.

Seafood

In fiscal 2003, overall revenues for the seafood division decreased $9,092,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests share of loss of subsidiaries) in fiscal 2003 were $5,074,000 as compared to losses of $4,714,000 in fiscal 2002. Revenues decreased at the Ecuadorian shrimp operations by $186,000 and losses from operations were $3,280,000 due to continued poor shrimp yields caused by the devastating outbreak four years ago of White Spot Virus that continues to decimate the Ecuadorian shrimp industry. The Company is continuing its efforts to combat the virus. The Company believes that the introduction of the Polyculture technology last year combined with the procedures introduced in prior years and the continued use of its patented Mariculture system may result in an improvement in the shrimp operations. However, there can be no assurance that these treatments will be successful. The Company's Florida operations incurred a loss of $548,000 in fiscal 2003 as compared to a loss of $1,510,000 in fiscal 2002 on a $4,251,000 decrease in revenues. Bluepoints Long Island operations (consisting of the sale of imported products and a joint sales venture at the Fulton Fish Market) had a loss of $1,133,000 as compared to a loss of $546,000 in the prior year and revenues were $18,686,000 as compared to 2002 revenues of $23,341,000. Due to continuing losses in its clamming operations, the Company closed its clam operations in July 2002 and has entered into a contract of sale for its West Sayville Long Island facility. The Company also donated its underwater clam beds, which had a cost basis of approximately $458,000 at the date of contribution in December 2002, to the Nature Conservancy Inc., a non-profit corporation. In June 2003, the Company also terminated its joint sales venture at the Fulton Fish Market.

In fiscal 2002, revenues for the seafood division decreased $5,052,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests share of loss of subsidiaries) in fiscal 2002 were $4,714,000 as compared to losses of $4,653,000 in fiscal 2001. Revenues increased at the Ecuadorian shrimp operations by $196,000 but losses from operations were $2,737,000 due to continued poor shrimp yields caused by the devastating outbreak three years ago of White Spot Virus that decimated the Ecuadorian shrimp industry. The Company continued its efforts started in prior years to combat the virus, with the introduction of Polyculture technology combined with the procedures introduced in prior years and the continued use of its patented Mariculture system. The Company's Florida operations incurred a loss of $1,510,000 in fiscal 2002 as compared to a loss of $2,583,000 in fiscal 2001 on a $3,634,000 decrease in revenues. Bluepoints Long Island operations had a loss of $546,000 as compared to a loss of $65,000 in fiscal 2001 and revenues decreased $1,654,000. The domestic seafood industry continued to experience a drop in profitability that started in September of 2000 due to the slowing economy.

In fiscal 2001, revenues for the seafood division increased $5,198,000 as compared to the prior year. Losses from operations (including equity share of losses in affiliated entity and excluding minority interests' share of loss of subsidiaries) in fiscal 2001 were $4,653,000 as compared to losses of $2,501,000 in fiscal 2000. Losses from the Ecuadorian shrimp operations were $2,005,000 and revenues decreased $710,000 due to continued poor shrimp yields caused by the devastating outbreak two years ago of White Spot Virus that is decimating the Ecuadorian shrimp industry. The Company continued its efforts started in the prior year to combat the virus by importing larvae from Panama and micro-screening the water going into its ponds. The Company's Florida operations incurred a loss of $2,583,000 in fiscal 2001 as compared to a loss of $798,000 in fiscal 2000 on a $4,563,000 increase in revenues. Bluepoints Long Island operations had a loss of $65,000 as compared to a profit of $497,000 in the prior year and revenues increased $1,345,000. The domestic seafood industry experienced a severe drop in profitability starting in September of 2000 due to the slowing economy and reduced consumer confidence. Seafood operations were adversely affected by losses incurred on imported scallops caused by a precipitous drop in domestic scallop prices and lower than anticipated margins on many of our seafood products

Textile

In fiscal 2003, revenues for the textile division decreased $1,572,000 over the prior year and operating loss increased $144,000. Hanora Spinning's operating profit decreased $255,000 to $415,000 and revenues decreased $1,530,000. Hanora South and J&M Dyers ("J&M") incurred a combined loss of $261,000 as compared to the prior years' loss of $650,000. Losses decreased as a result of costs incurred last year in closing down our yarn spinning plant in Lake City, South Carolina. Whitlock Combing Co. Inc. ("Whitlock") incurred a loss of $404,000 including $300,000 on the loss on sale of its land and building in April 2003 as compared to a loss of $126,000 last year. During the three years ended June 30, 2003, the Company purchased approximately $1,006,000 of machinery and equipment for the textile operations.

In fiscal 2002, revenues for the textile division decreased $2,222,000 over the prior year and operating loss increased $63,000. Hanora Spinning's operating profit increased $251,000, to $671,000 and revenues decreased $2,131,000. Hanora South and J&M incurred a combined loss of $650,000, as compared to the prior years' loss of $319,000 and revenues decreased $160,000. Losses increased principally due to costs incurred in closing down our yarn spinning plant in Lake City South Carolina in September 2001. Whitlock, which owned a wool combing plant in South Carolina and which discontinued operations in 1992, incurred a loss of $126,000 relating to its property in South Carolina that is being offered for sale compared to a loss of $143,000 in fiscal 2001.

In fiscal 2001, revenues for the textile division increased $1,735,000 and operating loss decreased $251,000. Hanora Spinning's operating profit increased $114,000, to $420,000 and revenues increased $1,924,000. Hanora South and J&M Dyers incurred a combined loss of $319,000, as compared to a loss of $416,000 in fiscal 2000 and revenues decreased $189,000. Losses decreased principally due to the higher revenues and lower depreciation at Hanora South and J&M of $136,000. Whitlock incurred a loss of $143,000 compared to a loss of $183,000 in fiscal 2000.

Corporate/Other

Corporate interest and expenses for the last three years was $3,972,000, $4,324,000 and $4,492,000, respectively. Corporate and other revenues for the last three years was $122,000, $236,000 and $387,000, respectively. Corporate expenses includes the operations of the Merrimac division other than those related to the ownership of currently leased real estate which are included in the real estate operations. Corporate interest and expenses in fiscal 2003 decreased due to a decrease in salaries and fringe costs of $178,000, a reduction in interest expense of $74,000 and a reduction in professional fees of $99,000.

Corporate interest and expenses in fiscal 2002 decreased due to a decrease in salaries of $148,000 and a reduction in interest expense of $66,000.

Corporate interest and expenses in fiscal 2001 increased due to an increase in salaries of $118,000, and increased professional fees of $171,000, offset by a reduction in interest expense of $98,000.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the value of the properties held for sale or properties in use are impaired as of June 30, 2003.

Valuation of Investments in and Advances to Affiliated Entities

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Evens and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material effect on the financial position or results of operations of the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Statement No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of Statement No. 145 did not have a material effect on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies EITF Issue 94-3 and requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. The statement also establishes that fair value is the objective for initial measurement of the liability. Statement No. 146 is effective for exit of disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 did not have a material effect on the financial position or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guaranty a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial position or results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Prior to FIN 46, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

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


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISKS

The Company currently has a variable rate term loan and a variable rate revolving line of credit which had outstanding balances of approximately $7,100,000 and $2,750,000, respectively, at June 30, 2003. The term loan bears interest at the rate of LIBOR plus 1.75% and the revolving line of credit bears interest at a rate of LIBOR plus 2.0%.

With respect to the term loan, the Company has managed its exposure to changes in LIBOR through the use of an interest rate swap agreement which effectively fixes the interest rate on the term loan at 5.53%.

With respect to the revolving line of credit, a 1% increase in LIBOR would result in an increase in annual interest expense of approximately $27,500.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
The First Republic Corporation of America

We have audited the accompanying consolidated balance sheets of The First Republic Corporation of America (the "Company") and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive (loss) income, retained earnings, and cash flows for each of three years in the period ended June 30, 2003. Our audits also included the financial statement schedules listed in the accompanying index to financial statements (Item 15.a.2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of (a) Marchelot S.A. and its subsidiaries, Bluepoints International Fisheries, Inc. and subsidiaries and the hotel division, which statements reflect total assets constituting 21% in 2003, 22% in 2002 and 24% in 2001, and total revenues constituting 17% in 2003, 20% in 2002, and 23% in 2001, of the related consolidated totals, and (b) Langomorro, Langostinera El Morro Cia. Ltda. and Affiliated Companies (the "Mondragon Companies," a corporation in which the Company has a 38% interest), accounted for on the equity method. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Republic Corporation of America and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP

New York, New York
October 2, 2003

                               [LETTERHEAD OF BDO]




Independent Auditor's Report

To the Board of Directors
Marchelot S. A. and Subsidiaries
New York, U.S.A.


1.    We have audited the accompanying consolidated balance sheets of Marchelot
      S. A. (a subsidiary of Bluepoints Co. Inc. of Bermuda), and its subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marchelot S. A. and its Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO STERN
August 6, 2003
Guayaquil, Ecuador

                 [LETTERHEAD OF HOYMAN, DOBSON & COMPANY, P.A.]


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Bluepoints International Fisheries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Bluepoints International Fisheries, Inc. (a Florida corporation) and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the omission of the information discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluepoints International Fisheries, Inc. and Subsidiaries as of June 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Hoyman, Dobson & Company, P.A.
August 5, 2003

                               LETTERHEAD OF DB&B




INDEPENDENT AUDITORS' REPORT
================================================================================



BOARD OF DIRECTORS
FIRST REPUBLIC CORPORATION
OF AMERICA, HOLIDAY INN


We have audited the accompanying balance sheets of FIRST REPUBLIC CORPORATION OF AMERICA, HOLIDAY INN as of June 30, 2003 and 2002, and the related statements of income and division control and cash flows for the years ended June 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

================================================================================



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the operations of First Republic Corporation of America, Holiday Inn at June 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended June 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ DERMODY, BURKE & BROWN
                                             Certified Public Accountants, PLLC

Syracuse, NY

August 1, 2003

           The First Republic Corporation of America and Subsidiaries

                           Consolidated Balance Sheets


                                                                                     JUNE 30,
                                                                             2003              2002
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $    2,178,558    $   3,401,100
   Accounts and rents receivable, net of allowances of $36,740
     and $265,608                                                             4,809,818        5,525,489
   Mortgage receivable--current portion (Note 11)                                14,485           17,530
   Other receivables including $72,500 and $128,233 due from related
     party (Note 9)                                                           4,986,775        3,606,661
   Inventories (Note 1)                                                       7,489,233        7,405,726
   Prepaid expenses and other assets                                          2,229,253        2,290,835
                                                                       ------------------------------------
Total current assets                                                         21,708,122       22,247,341

Real estate held for rental and hotel, at cost (Note 4):
   Land                                                                       5,663,533        4,706,158
   Building and improvements                                                 46,236,197       45,222,980
                                                                       ------------------------------------
                                                                             51,899,730       49,929,138
   Less accumulated depreciation                                             24,404,249       22,719,304
                                                                       ------------------------------------
                                                                             27,495,481       27,209,834
Other property, plant and equipment, at cost:
   Land                                                                         833,016        1,419,275
   Buildings and improvements                                                 9,455,404        9,487,426
   Leaseholds and improvements                                                  531,968          531,968
   Machinery, equipment and vehicles                                         10,997,272       11,409,773
   Furniture and furnishings                                                    414,858          232,762
   Construction-in-progress                                                     449,793          683,270
                                                                       ------------------------------------
                                                                             22,682,311       23,764,474
   Less accumulated depreciation and amortization                            10,553,956       10,275,755
                                                                       ------------------------------------
                                                                             12,128,355       13,488,719

Deferred income tax (Note 6)                                                  3,002,505        2,405,000
Mortgage receivable--net of current portion (Note 11)                           422,984          442,166
Restricted cash                                                                 339,701          363,377
Investments in and advances to affiliated entities (Note 3)                  18,462,166       16,351,065
Tenant improvements, net of accumulated amortization of $5,637,250 and
   $6,029,145                                                                 4,743,514        5,515,605
Unamortized leasing, financing and other deferred costs, net of
   accumulated amortization of $1,689,650 and $1,354,159                        985,989          939,577

Other assets:
   Cash in trust for tenants' security deposits                                 808,289          889,579
   Mortgage escrow funds and security deposits                                  158,340          148,897
   Assets held for sale (Note 10)                                               234,841          500,000
   Due from related parties (Note 9)                                          9,866,989        8,464,256
   Other                                                                         16,400           16,400
                                                                       ------------------------------------
                                                                             11,084,859       10,019,132
                                                                       ------------------------------------
Total assets                                                             $  100,373,676    $  98,981,816
                                                                       ====================================

See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                                                                                    JUNE 30,
                                                                            2003               2002
                                                                     --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (Notes 4 and 5)                                        $     2,750,000    $           -
   Note payable, related party (Note 9)                                         640,000          640,000
   Current portion of long-term debt and credit facilities (Note 4)           1,746,585        1,692,467
   Accounts payable                                                           1,922,072        1,346,192
   Accrued expenses and taxes payable                                         1,558,053        1,592,675
   Due to related parties (Note 9)                                            3,170,464          748,670
   Other liabilities                                                             93,257           93,257
                                                                     --------------------------------------
Total current liabilities                                                    11,880,431        6,113,261

Long-term debt and credit facilities (Notes 4 and 5)                         22,427,800       24,043,987

Other liabilities:
   Derivative instrument (Note 4)                                               376,717                -
   Tenants' security deposits payable                                           808,289          889,579
   Accrued pension (Note 7)                                                   1,356,000          548,000
                                                                     --------------------------------------
                                                                              2,541,006        1,437,579

Minority interests                                                              412,068          585,568
                                                                     --------------------------------------
Total liabilities                                                            37,261,305       32,180,395

Leases, commitments and contingencies (Notes 8 and 10)

Stockholders' equity:
   Common stock, $1 par value:
     Authorized, 2,400,000 shares;
     Issued and outstanding, 1,175,261 shares                                 1,175,261        1,175,261
   Additional paid-in capital                                                15,000,753       15,000,753
   Retained earnings                                                         52,927,164       55,832,297

   Accumulated other comprehensive loss                                      (1,354,000)        (609,000)
                                                                     --------------------------------------
                                                                             67,749,178       71,399,311
   Less treasury stock, at cost--508,401 and 507,616 shares
     (Note 10)                                                               (4,636,807)      (4,597,890)
                                                                     --------------------------------------
Total stockholders' equity                                                   63,112,371       66,801,421
                                                                     --------------------------------------
Total liabilities and stockholders' equity                              $   100,373,676    $  98,981,816
                                                                     ======================================



See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Operations
                         and Comprehensive (Loss) Income


                                                                             YEAR ENDED JUNE 30,
                                                                 2003               2002               2001
                                                          ----------------------------------------------------------
Revenues:
   Sales--textiles and seafood                              $    27,716,172    $    38,221,817    $    45,870,362
   Rents and other revenues--real estate and hotel
     operations (Note 8)                                         21,580,092         21,426,589         22,127,659
   Other (including interest income of approximately
     $1,195,000, $1,170,000 and $1,275,000, respectively)         1,890,306          2,150,763          2,108,142
                                                          ----------------------------------------------------------
                                                                 51,186,570         61,799,169         70,106,163
                                                          ----------------------------------------------------------
Costs and expenses:
   Cost of sales--textiles and seafood                           28,895,688         39,429,538         46,212,689
   Operating costs--real estate and hotel operations             12,713,130         11,839,633         13,572,010
   Depreciation and amortization                                  4,229,215          4,343,315          4,551,661
   Interest (Notes 4 and 9)                                       2,033,250          2,146,385          2,413,301
   Selling, general and administrative (Notes 7 and 8)            6,626,899          7,113,393          7,445,277
   Minority interests' share of loss of subsidiaries             (1,947,483)        (1,846,592)        (1,480,977)
                                                          ----------------------------------------------------------
                                                                 52,550,699         63,025,672         72,713,961
                                                          ----------------------------------------------------------
Loss before income taxes, gain (loss) on sale and
   equity in loss of affiliated entities                         (1,364,129)        (1,226,503)        (2,607,798)
Equity in loss of affiliated entities (Note 3)                     (960,004)          (802,384)          (606,984)
Gain on sale of real estate held for rental                               -            177,855         18,629,597
Loss on sale of property (Note 10)                                 (300,000)           (69,444)                 -
                                                          ----------------------------------------------------------
(Loss) income before income taxes                                (2,624,133)        (1,920,476)        15,414,815
Income tax expense (Note 6)                                         281,000             26,000            707,000
                                                          ----------------------------------------------------------
Net (loss) income                                                (2,905,133)        (1,946,476)        14,707,815
                                                          ----------------------------------------------------------

Other comprehensive loss:
   Unrealized loss on derivative instrument (net of
     deferred taxes of $151,000)                                   (226,000)                 -                  -
   Additional minimum pension obligation (net of deferred
     taxes of $346,000, $235,000, and $10,000,
     respectively) (Note 7)                                        (520,000)          (352,000)           (15,000)
                                                          ----------------------------------------------------------
Comprehensive (loss) income                                 $    (3,651,133)   $    (2,298,476)   $    14,692,815
                                                          ==========================================================

Per share of common stock (Note 1):
Net (loss) income--basic and diluted                        $         (4.35)   $         (2.91)   $         21.98
                                                          ==========================================================



See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                  Consolidated Statements of Retained Earnings


                                                                      YEAR ENDED JUNE 30,
                                                            2003             2002              2001
                                                     ------------------------------------------------------
Balance, beginning of year                             $    55,832,297   $    57,778,773  $    43,070,958

Net (loss) income for the year                              (2,905,133)       (1,946,476)      14,707,815
                                                     ------------------------------------------------------

Balance, end of year                                   $    52,927,164   $    55,832,297  $    57,778,773
                                                     ======================================================



See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                      YEAR ENDED JUNE 30,
                                                           2003              2002             2001
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                       $  (2,905,133)    $  (1,946,476)   $  14,707,815
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
   Gain on sale of real estate held for rental                      -          (177,855)     (18,629,597)
   Loss on sale of property                                   300,000            69,444                -
   Depreciation and amortization                            4,229,215         4,343,315        4,551,661
   Bad debt                                                         -            60,000                -
   Charitable donation of land                                460,259                 -                -
   Write-off of fixed assets                                  192,620                 -                -
   Deferred income taxes                                      (99,505)         (437,000)        (427,000)
   Equity in loss of affiliated entities                      960,004           802,384          606,984
   Minority interests' share of loss in subsidiaries       (1,947,483)       (1,846,592)      (1,480,977)
   Changes in operating assets and liabilities:
     Accounts, rents and other receivables                   (890,069)          137,611         (129,895)
     Inventories                                              (83,507)        3,200,430       (1,290,432)
     Prepaid expenses and other assets                         61,582          (206,206)        (777,406)
     Accounts payable                                         575,880        (1,313,791)         914,319
     Accrued expenses and other current liabilities           (34,622)         (671,868)        (703,577)
     Due to related parties                                   (78,206)          223,091          (96,860)
     Other liabilities                                        (58,283)         (554,457)        (640,762)
                                                     ------------------------------------------------------
Net cash provided by (used in) operating activities           682,752         1,682,030       (3,395,727)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchases of real estate held for rental                   (2,158,372)         (945,152)      (1,524,376)
Purchases of other property plant and equipment              (616,789)         (855,109)      (1,170,085)
Additions to tenant improvements                              (75,874)         (461,553)        (598,851)
Additions to leasing commissions                             (284,139)                -                -
Proceeds from sale of real estate                             200,000         1,771,000       20,050,000
Investment in affiliated entities                          (2,845,479)       (2,155,397)      (1,906,749)
Payments received on mortgages receivable                      22,227             5,549                -
Restricted cash                                                23,676            24,678           26,053
Other investing activities                                     (9,443)          310,539          198,322
                                                     ------------------------------------------------------
Net cash (used in) provided by investing activities        (5,744,193)       (2,305,445)      15,074,314
                                                     ------------------------------------------------------

           The First Republic Corporation of America and Subsidiaries

                                                                      YEAR ENDED JUNE 30,
                                                            2003             2002              2001
                                                     ------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from mortgages and notes payable
   to banks                                             $   2,750,000     $           -    $      10,500
Payments on mortgages and notes payable
   to banks                                                (1,562,069)       (1,631,330)      (3,558,116)
Financing costs                                              (181,365)                -                -
Proceeds from related parties                               2,500,000                 -                -
Payments to related parties                                         -                 -       (5,600,000)
Minority interests' additional paid-in capital                371,250           530,625          382,500
Purchases of treasury stock                                   (38,917)          (44,679)         (46,285)
                                                     ------------------------------------------------------
Net cash provided by (used in)  financing activities        3,838,899        (1,145,384)      (8,811,401)
                                                     ------------------------------------------------------

Net (decrease) increase in cash and cash equivalents       (1,222,542)       (1,768,799)       2,867,186
Cash and cash equivalents at the beginning
   of year                                                  3,401,100         5,169,899        2,302,713
                                                     ------------------------------------------------------
Cash and cash equivalents at the end of year            $   2,178,558     $   3,401,100    $   5,169,899
                                                     ======================================================

SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes                              $     588,485     $   1,325,427    $     456,524
                                                     ======================================================
Cash paid for interest                                  $   2,042,819     $   2,151,409    $   2,454,954
                                                     ======================================================



See notes to consolidated financial statements.

           The First Republic Corporation of America and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2003


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

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined by specific identification.

Inventories are summarized as follows:

                                                      JUNE 30,
                                               2003             2002
                                      ------------------------------------
Work-in-process and raw materials           $1,206,510       $1,458,175
Finished goods                               6,282,723        5,947,551
                                      ------------------------------------
                                            $7,489,233       $7,405,726
                                      ====================================

           The First Republic Corporation of America and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                         ESTIMATED
                  CLASSIFICATION                        USEFUL LIFE
----------------------------------------------------------------------
Buildings and improvements                            15 to 40 years
Leaseholds and improvements                            3 to 31.5 years
Machinery, equipment, parts and vehicles               5 to 10 years
Furniture and furnishings                              5 years


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

EARNINGS PER SHARE

Basic and diluted per share amounts are based on 667,381 (2003), 668,092 (2002) and 669,195 (2001) weighted average shares of common stock outstanding.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2003 and 2002 are as follows:

                                                                   2003               2002
                                                            ------------------- -----------------
Additional minimum pension obligation (net of deferred
   taxes of $752,000 and $405,000, respectively)                 $(1,128,000)       $(609,000)
Unrealized loss on derivative instrument (net of deferred
   taxes of $151,000)                                               (226,000)               -
                                                            ------------------- -----------------
                                                                 $(1,354,000)       $(609,000)
                                                            =================== =================

           The First Republic Corporation of America and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VALUATION OF PROPERTY HELD FOR USE AND SALE

The Company reviews the carrying value of both properties held for use and for sale and records impairment losses to reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the value of the properties held for sale or properties in use are impaired as of June 30, 2003.

VALUATION OF INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

The Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of June 30, 2003.

DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 138, Accounting for Certain Derivative Instruments and Hedging Activities.

The Company's interest rate derivative is designated as a cash flow hedge and hedges the future cash outflows with respect to its term loan. Unrealized gains/(losses) in the fair value of this instrument are reported on the balance sheet with a corresponding adjustment to either earnings or accumulated other comprehensive income depending on the type of hedging relationship. For cash flow hedges, such unrealized gains/(losses) are reported in accumulated other comprehensive income. Over time, the unrealized gains/(losses) held in accumulated other comprehensive income will be reclassified to earnings over the same period in which the hedged item affects earnings

           The First Republic Corporation of America and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material effect on the financial position or results of operations of the Company.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Statement No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of Statement No. 145 did not have a material effect on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies EITF Issue 94-3 and requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. The statement also establishes that fair value is the objective for initial measurement of the liability. Statement No. 146 is effective for exit of disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 did not have a material effect on the financial position or results of operations of the Company.

           The First Republic Corporation of America and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2002, the FASB issued FASB Interpretation No 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guaranty a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial position or results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Prior to FIN 46, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

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

      Seafood: Harvesting and sale of hard-shell clams on property owned by the Company located underwater off Long Island's South Shore in New York State, (clamming activities ceased in July 2002) harvesting and sale of scallops on property leased by the Company in Cape Canaveral, Florida, sales of shrimp from Ecuador (grown in Company leased ponds or purchased from a 38% owned entity and other third-parties) and sales of lobster tails, shrimp and other products purchased locally or imported from various other countries.

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

           The First Republic Corporation of America and Subsidiaries

2. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

Following is information about the Company's industry segments for each of the three years ended June 30:

                                                   2003             2002              2001
                                            -------------------------------------------------------
Revenues:
   Real estate                                $   14,978,065    $   15,137,489   $    15,920,186
   Hotel                                           6,649,222         6,323,824         6,423,848
   Seafood                                        20,506,431        29,598,504        34,650,348
   Textile                                         8,931,181        10,503,110        12,724,946
   Corporate                                         121,671           236,242           386,835
                                            -------------------------------------------------------
                                              $   51,186,570    $   61,799,169   $    70,106,163
                                            =======================================================
Operating (loss) profit:
   Real estate (a)                            $    4,055,858    $    4,526,733   $     3,890,110
   Hotel                                             452,847           310,883           105,087
   Seafood (f)                                    (4,020,257)       (3,787,002)       (3,935,900)
   Textile (b)                                      (249,709)         (105,736)          (42,753)
                                            -------------------------------------------------------
Total operating profit                               238,739           944,878            16,544

Corporate expenses                                (3,468,743)       (3,746,252)       (3,848,280)
Corporate interest expense                          (503,279)         (577,407)         (643,874)
Corporate revenue (e)                                121,671           236,242           386,835
Gain on sale of real estate                                -           177,855        18,629,597
Equity in loss of affiliated entities (c)           (960,004)         (802,384)         (606,984)
Minority interests' share of loss of
   subsidiaries                                    1,947,483         1,846,592         1,480,977
                                            -------------------------------------------------------
(Loss) income before income taxes             $   (2,624,133)   $   (1,920,476)  $    15,414,815
                                            =======================================================

           The First Republic Corporation of America and Subsidiaries

2. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                2003               2002                2001
                                        ------------------------------------------------------------
Identifiable assets:
   Real estate                            $     31,994,273    $    31,636,408    $     33,944,580
   Hotel                                         3,728,861          4,467,976           5,161,505
   Seafood                                      31,178,963         30,150,368          31,496,637
   Textile                                       7,147,237          8,108,643           9,591,173
   Corporate and other (d)                      26,324,342         24,618,421          24,438,132
                                        ------------------------------------------------------------
                                          $    100,373,676    $    98,981,816    $    104,632,127
                                        ============================================================
Depreciation and amortization:
   Real estate                            $      2,324,483    $     2,252,981    $      2,148,485
   Hotel                                           815,299            888,449             899,677
   Seafood                                         555,791            560,005             804,055
   Textile                                         481,214            572,965             639,448
   Corporate and other                              52,428             68,915              59,996
                                        ------------------------------------------------------------
                                          $      4,229,215    $     4,343,315    $      4,551,661
                                        ============================================================
Capital expenditures--net:
   Real estate                            $      2,144,863    $     1,296,057    $      1,921,714
   Hotel                                            89,383            110,648             201,513
   Seafood                                         374,690            362,870             664,388
   Textile                                         221,645            436,339             347,759
   Corporate and other                              20,454             55,900             157,938
                                        ------------------------------------------------------------
                                          $      2,851,035    $     2,261,814    $      3,293,312
                                        ============================================================
Geographic information:
   Revenues
     United States                        $     50,537,860    $    60,963,969    $     69,466,474
     Ecuador                                       648,710            835,200             639,689
                                        ------------------------------------------------------------
                                          $     51,186,570    $    61,799,169    $     70,106,163
                                        ============================================================
Identifiable assets:
   United States                          $     72,902,676    $    72,329,816    $     78,937,127
   Ecuador                                      27,471,000         26,652,000          25,695,000
                                        ------------------------------------------------------------
                                          $    100,373,676    $    98,981,816    $    104,632,127
                                        ============================================================

(a)   Includes mortgage interest expense of $1,123,424 (2003), $1,175,844
      (2002), and $1,268,079 (2001).
(b)   Includes losses from Whitlock (see Note 10).
(c)   See Note 3.
(d) Consists principally of investments in and advances to affiliated entities.
(e) Includes interest income of approximately $22,000 (2003), $41,000 (2002) and $237,000 (2001).
(f)   Includes interest income of approximately $1,113,000 (2003), $1,046,000
      (2002) and $1,035,000 (2001).

           The First Republic Corporation of America and Subsidiaries

3. AFFILIATED ENTITIES

The following table summarizes information with respect to the Company's affiliated entities:

                                                                            COMPANY'S
                                         COMPANY'S INVESTMENTS           EQUITY IN INCOME
                                             AND ADVANCES                    (LOSS)
                            COMPANY'S    ---------------------  -------------------------------
                            OWNERSHIP          JUNE 30,               YEAR ENDED JUNE 30,
                            PERCENTAGE     2003        2002       2003       2002        2001
                           --------------------------------------------------------------------
                                                             (In Thousands)
Sunscape Associates             50%       $      64  $     405    $   34     $   45    $   37
Mondragon Companies(1)          38%          16,631     15,700    (1,054)      (927)     (717)
Worcester Supermarket LLC       50%           1,500          -         -          -         -
Other                         Various           267        246        60         80        73
                                        -------------------------------------------------------
                                          $  18,462  $  16,351    $ (960)    $ (802)   $ (607)
                                        =======================================================

(1)--Advances to Mondragon from the Company were approximately $16,631,000 and $15,700,000 at June 30, 2003 and 2002, respectively (see Note 9).

REAL ESTATE

Sunscape Associates ("Sunscape") owns a 167 unit garden apartment complex located in Orlando, Florida. The other 50% interest in Sunscape is owned by corporate entities which in turn are owned by officers and directors of the Company.

Worcester Supermarket LLC: The Company has a $1,500,000 investment, representing a 50% ownership interest in a joint venture that is building a store for a major supermarket chain in Worcester, MA. The Company and its joint venture partner have also jointly guaranteed a construction loan obtained by the joint venture which provides for maximum borrowings of $8,450,000. In connection with this investment, the Company is entitled to receive a 12% per annum preferential return on its investment, payable quarterly, when the tenant begins to pay rent.

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

Condensed combined financial information of the Mondragon Companies is as follows:

                                                                                JUNE 30,
                                                                         2003              2002
                                                                  --------------------------------------
 ASSETS
 Current assets                                                     $     1,759,000   $     1,498,000
 Property and equipment--net of accumulated
    depreciation                                                         12,067,000        12,552,000
                                                                  --------------------------------------
 Total assets                                                       $    13,826,000   $    14,050,000
                                                                  ======================================

 LIABILITIES
 Due to Bluepoints and other affiliates                             $    10,258,000   $     8,293,000
 Other current liabilities                                                  162,000           407,000
                                                                  --------------------------------------
 Total current liabilities                                               10,420,000         8,700,000

 Long-term debt--Bluepoints                                                8,928,000         8,928,000
                                                                  --------------------------------------
 Total liabilities                                                       19,348,000        17,628,000

 Stockholders' equity                                                    (5,522,000)       (3,578,000)
                                                                  --------------------------------------
 Total liabilities and equity                                       $    13,826,000   $    14,050,000
                                                                  ======================================

                                                                 YEAR ENDED JUNE 30,
                                                      2003               2002              2001
                                               ---------------------------------------------------------
 Revenues                                        $      752,000     $      245,000    $      285,000
 Costs and expenses                                   3,525,000          2,685,000         2,171,000
                                               ---------------------------------------------------------
 Net loss                                        $   (2,773,000)    $   (2,440,000)   $   (1,886,000)
                                               =========================================================


           The First Republic Corporation of America and Subsidiaries

4. LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

                                                                           JUNE 30,
                                                                    2003              2002
                                                              ------------------------------------
Mortgages payable due 2005-2019 bearing interest at fixed
   rates of 5.53% to 8.5% (1), (2), (3), (4), (5),
   (6), (7), (8), (9) and (10)                                  $    24,174,385  $    25,736,454

Less payments due within one year                                     1,746,585        1,692,467
                                                              ------------------------------------
                                                                $    22,427,800  $    24,043,987
                                                              ====================================

(1)--The net book value of real estate assets pledged as collateral is approximately $17,950,000 and $18,400,000 at June 30, 2003 and 2002,
      respectively.

(2)--In fiscal 1998, the Company refinanced a mortgage, collateralized by the Brookhaven Shopping Center in Brookhaven Pennsylvania, which had an outstanding balance of approximately $1,500,000 for $2,500,000. The new loan bears interest at 7.8% per annum and provides for monthly payments of $20,601 including principal and interest commencing February 1, 1998 through December 31, 2007 when the remaining unpaid balance of $1,769,134 will become due. The balance was $2,166,856 and $2,239,473 at June 30, 2003 and 2002, respectively.

(3)--The Company had a $9,000,000 term loan with interest at 7.5% and a $3,000,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2.0% or, (b) the Alternate Base Rate (as defined) plus 0.50%. The term loan required amortization payments of $358,800 per annum. Both loans matured on October 21, 2002, and were extended to January 13, 2003 when the Company and its lender further extended the term of the loan until October 21, 2007 with the same amortization schedule and an interest rate of LIBOR plus 1.75%. The revolving credit line of $3,000,000 was extended until October 21, 2005 with the same interest rate options as the old loan. At June 30, 2003 and 2002, the term loan balance was $7,126,517 and $7,355,500, respectively. At June 30, 2003 and 2002, there was $2,750,000 and $0, respectively, outstanding on the revolving line of credit. The interest rate at June 30, 2003 was 3.3%.

           The First Republic Corporation of America and Subsidiaries

4. LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)

         To hedge its exposure to changes in the variable rate of interest on the term loan, the Company entered into an interest rate swap agreement which effectively fixed the interest rate on the term loan at 5.53% through October 1, 2007. At June 30, 2003, the fair value of this swap agreement was $(376,717).

   (4)--On August 31, 1998, the Company obtained a $3,355,000 construction loan from a bank for its property at 260 Merrimac Street in Newburyport, Massachusetts. The loan was obtained for the purpose of converting the vacant property, formerly occupied by Towle Manufacturing Company, into commercial space suitable for rental. The construction loan, which matured on August 31, 2000 was extended and in October 2001 was converted to a term loan expiring August 31, 2005. The loan is collateralized by a mortgage on the Merrimac property, bears interest at 5.5% and calls for monthly payments through August 2005. A balloon payment of $3,141,405 is then due. The balance was $3,271,364 and $3,324,252 at June 30, 2003 and 2002, respectively.

   (5)--On September 3, 1998, the Company refinanced a mortgage on its London Bridge Shopping Center in Virginia Beach, Virginia with a new lender and paid off the old mortgage of approximately $2,520,000. The new $3,000,000 mortgage calls for monthly payments of $23,711 including principal and interest, bears interest at 7.25% and matures on September 1, 2018. The balance was $2,629,058 and $2,719,400 at June 30, 2003 and 2002, respectively.

   (6)--On December 18, 1998, the Company closed a loan with the Overseas Private Investment Corporation for $5,050,000. The loan is collateralized by a mortgage on the Waltham Engineering Center, bears interest at 7.3% per annum, provides for 15 semi-annual payments of principal and interest and matures on June 15, 2006. The balance was $2,019,999 and $2,693,334 at June 30, 2003 and 2002, respectively.

   (7)--On May 20, 1999, the Company obtained a $2,500,000 loan, from a bank, secured by a mortgage on the Shipps Corner Shopping Center, in Virginia Beach, Virginia, which the Company acquired in November 1998. The self liquidating loan calls for monthly payments of $19,000, including principal and interest, bears interest at 7% per annum, and matures in June 2019. The balance was $2,235,043 and $2,308,370 at June 30, 2003 and 2002, respectively.

           The First Republic Corporation of America and Subsidiaries

4. LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)

 (8)--On July 26, 1996, the Company obtained a $4,000,000 loan, from a bank, secured by Greensboro North Shopping Center located in Greensboro, North Carolina. The loan calls for monthly payments of $35,850, including principal and interest, bears interest at 8.35% per annum, and matures on August 1, 2006 when the remaining unpaid balance of $2,521,772 plus interest will become due. The balance was $3,117,688 and $3,280,124 on June 30, 2003 and 2002, respectively.

 (9)--On February 4, 1994, the Company obtained a $3,000,000 loan, from a bank, secured by Greensboro South Shopping Center located in Greensboro, North Carolina. The loan calls for monthly payments of $29,543, including principal and interest, bears interest at 8.5% per annum, and matures on March 1, 2009. The balance was $1,607,860 and $1,816,001 on June 30, 2003 and 2002, respectively.

(10)--On July 7, 2000, the Company obtained a $10,500 loan from a credit corporation, to purchase a forklift. The loan called for monthly payments of $274, bore interest at 11.5%, and was to mature on June 7, 2004. The loan was repaid during the year ended June 30, 2002.

Aggregate principal payments on debt outstanding as of June 30, 2003 are approximately as follows:

                                               AMOUNT
                                         --------------------
Year ending June 30:
   2004                                     $   1,746,000
   2005                                         1,806,000
   2006                                         4,956,000
   2007                                         3,509,000
   2008                                         8,054,000
   Thereafter                                   4,103,000
                                         --------------------
                                            $  24,174,000
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

           The First Republic Corporation of America and Subsidiaries

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Company in estimating fair values for financial instruments at June 30, 2003:

     Cash and Cash Equivalents, Accounts and Rents Receivable, Other Receivables, Prepaid Expenses and Other Assets, Restricted Cash, Cash and Securities in Trust for Tenants' Security Deposits, Mortgage Escrow Funds and Security Deposits, Due from Related Parties, Accounts Payable, Accrued Expenses and Taxes Payable, Due to Related Parties and Other Liabilities:
     The carrying amounts of these assets and liabilities approximate fair value due to their short term nature.

     Mortgage Receivable: The carrying amount of the mortgage receivable approximates fair value as such loan bears interest at a market rate for similar types of loans.

     Derivative Liability: The derivative liability relating to an interest rate swap agreement is carried at its fair value as determined by reference to a valuation provided by the counterparty financial institution.

     Notes Payable and Long-Term Debt:. For fixed rate notes payable, fair value is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the Company's notes payable and long-term debt is approximately $25,951,000.

6. INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized in 2003 to offset the portion of the deferred tax assets attributable to a charitable donation of land.

           The First Republic Corporation of America and Subsidiaries

6. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets are as follows:

                                                      JUNE 30,
                                               2003              2002
                                         ------------------------------------
Deferred tax assets:
   Book basis provisions                       $2,264,505       $2,000,000
   Derivative instrument                          151,000                -
   Additional minimum pension obligation          752,000          405,000
                                         ------------------------------------
Total deferred tax assets                       3,167,505        2,405,000
   Valuation allowance                           (165,000)               -
                                         ------------------------------------
Net deferred tax asset                         $3,002,505       $2,405,000
                                         ====================================

The components of (loss) income before income taxes are as follow:

                                     YEAR ENDED JUNE 30,
                           2003             2002              2001
                    ------------------------------------------------------
Domestic              $     (432,781)   $     (107,635)  $   16,722,010
Foreign                   (2,191,352)       (1,812,841)      (1,307,195)
                    ------------------------------------------------------
                      $   (2,624,133)   $   (1,920,476)  $   15,414,815
                    ======================================================

Significant components of the income tax expense (benefit) are as follows:

                                     YEAR ENDED JUNE 30,
                           2003             2002              2001
                    ------------------------------------------------------
Current:
   Federal            $            -    $            -   $      330,000
   State                     380,000           463,000          804,000
                    ------------------------------------------------------
Total current                380,000           463,000        1,134,000
                    ------------------------------------------------------
Deferred:
   Federal                   (87,000)         (386,000)        (377,000)
   State                     (12,000)          (51,000)         (50,000)
                    ------------------------------------------------------
Total deferred               (99,000)         (437,000)        (427,000)
                    ------------------------------------------------------
                      $      281,000    $       26,000   $      707,000
                    ======================================================

           The First Republic Corporation of America and Subsidiaries

6. INCOME TAXES (CONTINUED)

The reconciliation of income tax expense computed at the U.S. Federal statutory tax rates to income tax expense follows:

                                                    2003                     2002                    2001
                                          ---------------------------------------------------------------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT     AMOUNT     PERCENT
                                          --------------------------------------------------------------------------
Tax at U.S. statutory rates                 $ (892,000)    (34.0%)   $ (653,000)    (34.0)%  $ 5,241,000     34.0%
Increases (reductions) resulting from:
   Alternative minimum tax                           -       -                -       -          330,000      2.1
   State taxes, net of federal tax benefit     243,000       9.3        272,000      14.2        498,000      3.2
   Loss from foreign operations (not
     subject to U.S. federal income
     taxes) reduced by portion charged to
     minority interest for which no tax        745,000      28.4        616,000      32.1        444,000      2.9
     benefit is recognized
   Minority interest in loss from
     domestic operations                      (292,000)    (11.1)      (314,000)    (16.4)      (266,000)    (1.7)
   Net operating loss carryforwards                  -       -                -       -       (5,442,000)   (35.3)
   Charitable contribution                     165,000       6.3              -       -               -       -
   Other items                                 312,000      11.9        105,000       5.5        (98,000)     (.6)
                                          ---------------------------------------------------------------------------
                                            $  281,000      10.8%    $   26,000       1.4%   $   707,000      4.6%
                                          ===========================================================================

7. BENEFIT PLANS

The Company and certain subsidiaries have profit-sharing plans covering substantially all nonunion employees. Contributions to one of the plans is discretionary. Total plan costs were approximately $175,000, $215,000 and $215,000, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive (loss) income for each of the years ended June 30, 2003, 2002 and 2001.

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

                                                                    2003              2002
                                                             -------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year                     $    5,028,000    $   4,657,000
   Interest cost                                                      349,000          333,000
   Actuarial gain                                                     736,000          479,000
   Benefit payments                                                  (437,000)        (441,000)
                                                             -------------------------------------
Benefits obligation at end of year                             $    5,676,000    $   5,028,000
                                                             =====================================

Change in plan assets:
   Fair value of plan assets at beginning of year              $    4,480,000    $   4,285,000
   Actual return on plan assets                                       169,000          215,000
   Employer contributions                                             108,000          421,000
   Benefit payments                                                  (437,000)        (441,000)
                                                             -------------------------------------
Fair value of plan assets at end of year                       $    4,320,000    $   4,480,000
                                                             =====================================

Funded status:
   Funded status of the plan (underfunded)                     $   (1,356,000)   $    (548,000)
   Unrecognized net actuarial loss                                  1,880,000        1,014,000
                                                             -------------------------------------
Accrued benefit cost                                           $      524,000    $     466,000
                                                             =====================================

Amounts recognized in the statement of financial
   position consist of:
     Accrued benefit liability                                 $   (1,356,000)   $    (548,000)
     Accumulated other comprehensive loss                           1,880,000        1,014,000
                                                             -------------------------------------
Net amount recognized                                          $      524,000    $     466,000
                                                             =====================================

Net periodic pension cost included the following components:

                                                   2003             2002              2001
                                            ------------------------------------------------------
Interest cost on projected benefit
   obligation                                  $    349,000      $    333,000    $     345,000
Expected return on plan assets                     (345,000)         (342,000)        (306,000)
Recognized net actuarial gain                        45,000            20,000           18,000
                                            ------------------------------------------------------
Total pension expense                          $     49,000      $     11,000    $      57,000
                                            ======================================================

           The First Republic Corporation of America and Subsidiaries

7. BENEFIT PLANS (CONTINUED)

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% at June 30, 2003 and 7.25% at June 30, 2002. The expected long-term rate of return on plan assets was 8.0% in all three years.

8. LEASES

The Company is the lessee under a noncancellable operating ground lease which expires in 2065. The lease provides for rentals of $11,404 per year and requires future minimum rental payments aggregating $696,000 at June 30, 2003. Rent expense includes real estate taxes, and in certain instances utilities and maintenance costs, and rent for the corporate home office under a month-to-month lease from a related party (see Note 9). Total rent expense for all operating leases amounted to approximately $125,000 $124,000 and $121,000 and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company owns various office buildings, industrial buildings and shopping centers from which it earns rental income under leases with various tenants. Lease terms for these properties range from one to 20 years. Generally leases provide for tenants to pay additional amounts based on real estate taxes and operating expenses incurred to maintain and operate these properties in excess of base year amounts. Such operating expenses and other items billable to tenants which aggregated approximately $2,300,000 $2,200,000 and $2,400,000 and are included in rents and other revenues--real estate and hotel operations on the accompanying consolidated statements of operations and comprehensive (loss) income in the years ended June 30, 2003, 2002 and 2001, respectively.

Future minimum rentals to be received under the above-mentioned leases, all of which are classified and accounted for as operating leases, are approximately as follows:

                                                     AMOUNT
                                                ------------------
Year ending June 30:
   2004                                           $     9,700,000
   2005                                                 7,900,000
   2006                                                 6,500,000
   2007                                                 5,200,000
   2008                                                 4,000,000
   Thereafter                                          13,500,000
                                                ------------------
                                                  $    46,800,000
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

(1)--AtJune 30, 2003 and 2002, the minority share of stockholders' deficiency of Bluepoints amounted to $9,866,989 and $8,464,256, respectively. Such deficiency results from losses which were funded by loans from the Company on behalf of the minority shareholders. Repayment of the minority interest deficiency has been jointly guaranteed by a major stockholder and the Estate of A.A. Rosen. Accordingly, the minority interest share in the deficiency of the subsidiary is shown as a receivable due from related parties in the consolidated balance sheets.

(2)--Included in the investment balance of $16,631,000 and $15,700,000 are advances the Company has made to the Mondragon Companies amounting to $16,631,000 and $15,700,000 at June 30, 2003 and 2002, respectively (see
     Note 3). Repayment of 56.8% of any advances to the Mondragon Companies has been guaranteed by the Estate of A.A. Rosen which owns 50% of the Mondragon Companies.

           The First Republic Corporation of America and Subsidiaries

9. RELATED PARTY TRANSACTIONS (CONTINUED)

Certain transactions were entered into with the above-mentioned related parties and companies in which they have an ownership interest as follows:


                                                             AMOUNT
                                            --------------------------------------- RELATED PARTY
                TRANSACTIONS                    2003          2002         2001       OWNERSHIP
--------------------------------------------------------------------------------------------------
Insurance purchased in participation with
   the Rosen Group Properties:
     Premiums incurred                         $623,000     $732,000      $526,000          -
     Administrative fee received                      -      100,000       100,000          -
     Payable at June 30, to Rosen Group
       Properties for premiums above            623,000      732,000       526,000        100%
Due from Rosen Group Properties                  60,000       70,000        85,000        100%
Home office rent                                115,000      111,000       108,000        100%
Interest on $640,000 note to the Estate of
   A.A. Rosen                                    51,000       51,000        50,000
Note payable to the Estate of A.A. Rosen        640,000      640,000       640,000          -
Due from others                                 951,000      692,000       492,000          -
Due to United Realty Management Company
   ("United Realty")                          2,500,000            -             -         33%

During fiscal 2003 the Company borrowed funds from United Realty to finance Bluepoints expanded importation and sale of lobster tails. The loans bear interest at the prime rate plus 1% per annum and have no fixed repayment terms or maturity dates. Interest of $112,263 was paid on these loans.

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

           The First Republic Corporation of America and Subsidiaries

10. OTHER MATTERS (CONTINUED)

In June 1992, Whitlock, which was in the wool-combing business, sold substantially all of its assets and substantially terminated all its remaining operations. The remaining assets (included in the textile segment) of Whitlock, consisting of land and building were sold in April 2003 for $200,000. In connection with the sale of this property, a loss of $300,000 was incurred. Losses incurred to maintain the property such as real estate taxes and insurance amounted to approximately $104,300 $126,000 and $143,000 in 2003, 2002 and 2001,
respectively.

In July 2002, Bluepoints ceased the harvesting of clams at its Long Island, New York property and entered into a contract to sell such property for $1,600,000. The contract is contingent upon the ability of the purchaser to obtain certain regulatory approvals by December 1, 2003. In connection with this contract, Bluepoints received a nonrefundable deposit of $60,000. The carrying value of the property at June 30, 2003 was $234,841 and is reflected as assets held for sale in the accompanying consolidated balance sheet. Bluepoints also donated its underwater clam beds, which had a cost basis of approximately $458,000 at the date of contribution, to the Nature Conservancy, Inc., an unaffiliated non-profit corporation. Such charitable contribution is reflected as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

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

Based on an analysis of the financial instruments which potentially subject the Company to significant concentrations of credit risk, the Company's management believes that there are no significant concentrations of credit risk at June 30, 2003.

During the years ended June 30, 2003, 2002 and 2001, there were 785, 931 and 935 shares of stock purchased for treasury at a cost of $38,917, $44,679 and $46,285, respectively.

           The First Republic Corporation of America and Subsidiaries

11. MORTGAGE RECEIVABLE

A summary of mortgage receivable is as follows:

                                                            MATURITY              JUNE 30
                DESCRIPTION                      RATE         DATE          2003           2002
--------------------------------------------- ----------- ------------- ------------- ---------------
First mortgage on land and building             7.75%         (1)          $437,469      $459,696
Less payment due within one year included
   in current assets                                                         14,485        17,530
                                                                        ------------- ---------------
                                                                           $422,984      $442,166
                                                                        ============= ===============

(1)--Payment terms of mortgage with purchaser of Hanora South's Lake City, South Carolina facility require 59 equal monthly installments commencing March 10, 2002 of approximately $4,400 and a final installment of $369,000 on February 10, 2007.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized consolidated quarterly financial information for the years ended June 30, 2003 and 2002 is as follows:

2003                                          SEPTEMBER 30     DECEMBER 31       MARCH 31         JUNE 30
                                            ---------------- --------------- --------------- ----------------
Revenues                                     $ 12,761,044     $ 15,358,290     $11,459,087     $11,608,149
Expenses                                       13,294,122       16,087,204      13,005,403      12,111,453
Equity in loss of affiliated entities            (252,668)        (223,685)       (277,402)       (206,249)
Loss on sale of property                                -                -               -        (300,000)
Minority interests' share of loss in
  subsidiaries                                   (489,469)        (435,199)       (525,897)       (496,918)
                                            ---------------- --------------- --------------- ----------------
Loss before taxes                                (296,277)        (517,400)     (1,297,821)       (512,635)
Income tax expense                               (100,000)        (150,000)              -         (31,000)
                                            ---------------- --------------- --------------- ----------------
Net loss                                     $   (396,277)    $   (667,400)    $(1,297,821)    $  (543,635)
                                            ================ =============== =============== ================
Net loss per common share--basic and
  diluted                                    $       (.59)   $       (1.00)    $     (1.95)           (.81)
                                            ================ =============== =============== ================
Weighted average number of common stock
  outstanding basic and diluted                   667,571          667,534         667,534         666,882
                                            ================ =============== =============== ================

2002                                          SEPTEMBER 30    DECEMBER 31      MARCH 31         JUNE 30
                                            ---------------- --------------- --------------- ----------------
Revenues                                     $ 13,708,054    $  17,542,201     $15,607,028     $14,941,886
Expenses                                       14,540,745       18,318,269      16,509,171      15,504,079
Equity in loss of affiliated entities             (96,495)        (117,605)       (489,544)        (98,740)
Gain on sale of real estate held for
   rental                                               -          177,855               -               -
Loss on sale of property                                -                -               -         (69,444)
Minority interests' share of loss in
  subsidiaries                                   (507,883)        (334,692)       (576,762)       (427,255)
                                            ---------------- --------------- --------------- ----------------
Loss before taxes                                (421,303)        (381,126)       (814,925)       (303,122)
Income tax expense                               (100,000)        (100,000)       (100,000)        274,000
                                            ---------------- --------------- --------------- ----------------
Net loss                                     $   (521,303)   $    (481,126)   $   (914,925)   $    (29,122)
                                            ================ =============== =============== ================
Net loss per common share--basic and
  diluted                                    $       (.78)   $        (.72)   $      (1.37)   $       (.04)
                                            ================ =============== =============== ================
Weighted average number of common stock
  outstanding basic and diluted                   668,537          668,355         667,819         667,646
                                            ================ =============== =============== ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9a.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fourth fiscal quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a. and b. Identification of directors and executive officers:

                                   ALL POSITIONS
                                  AND OFFICES WITH
            NAME            AGE      REGISTRANT              SERVED SINCE
---------------------------------------------------------------------------
Irving S. Bobrow             89   Director                  April 1983

Harry Bergman                61   Director                  October 1991
                                  Treasurer                 June 1988
                                  Secretary                 June 1988
                                  President                 July 2001

Norman A. Halper             84   Director                  October 1969

Miriam N. Rosen              83   Director                  December 1995

Jonathan P. Rosen            59   Director                  February 1972
                                  Chairman of the Board     December 1995

William M. Silverman         61   Director                  December 1981

Louis Nimkoff                41   Director                  March 2003

Jane G. Weiman               59   Director                  December 1991

The term of office for all directors and executive officers will expire at the next annual meeting of stockholders, which is anticipated to be held in December 2003, upon the election and qualification of their successors.

c.    Not applicable.

d.    Family Relationships

      Jonathan P. Rosen is the son of Miriam N. Rosen.

      Louis Nimkoff is a cousin of Jonathan P. Rosen.

      Jane G. Weiman is the sister-in-law of William M. Silverman and a cousin of Jonathan P. Rosen.

e.    Business Experience

      Irving S. Bobrow is a member of the New York Bar. For more than the past five years, Mr. Bobrow has been a member of the law firm of Bobrow & Rosen in New York City and has engaged in real estate investments for his own account.

      Louis Nimkoff is president of Brio Properties and Commercial Real Estate Group, Inc. and has been involved in commercial real estate since 1983, managing multi-family, retail office and industrial properties.

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

      All directors with the exception of Louis Nimkoff and executive officers have served as such for more than the past five years.

f.   Not applicable.

g.   Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based on written representations received by it, that for the year ended June 30, 2003, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Company's securities and the Company's officers and directors were complied with, except that Louis Nimkoff failed to timely file an initial statement of beneficial ownership of securities on Form 3 with respect to his appointment as a director. Such Form 3 was subsequently filed.

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

              (A)                    (B)            (C)              (D)
            NAME AND                              ANNUAL         OTHER ANNUAL
       PRINCIPAL POSITION            YEAR      COMPENSATION    COMPENSATION (1)
--------------------------------------------------------------------------------

Jonathan P. Rosen                  6-30-03       $310,284          $11,964
Chairman                           6-30-02        310,284           10,714
                                   6-30-01        310,284           10,577

Harry Bergman                      6-30-03        249,651           11,964
President--Secretary--Treasurer    6-30-02        240,849           10,714
                                   6-30-01        191,415           10,577

Robert Nimkoff                     6-30-03        135,786            7,944
Vice President                     6-30-02        130,619            8,351
                                   6-30-01        216,384           10,577

Miles Berman                       6-30-03        120,016            6,602
Vice President                     6-30-02        114,948            7,058
                                   6-30-01        110,405            6,603

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

The following performance graph is a line graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock against the cumulative return of the Dow Jones U.S. Total Market Index and the S&P SmallCap 600 Index for the five fiscal years ended June 30, 2003. The stockholder return on the Company's Common Stock has been determined solely based on the price of the Common Stock since there have been no dividends declared on the Common Stock. Since there has been only limited or sporadic quotations for the Common Stock during the five year period, the price of the Common Stock at the relevant dates has been determined by utilizing the price at which the Company purchased shares of Common Stock on the dates closest to each measuring date.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
             Among The First Republic Corporation of America, Inc.,
    Dow Jones US Total Market Index and Standard & Poor's Small Cap 600 Index
                           FISCAL YEAR ENDING JUNE 30

                               [GRAPHIC OMITTED]

-------------------------------------------------- --------- -------- --------- -------- -------- ----------
                                                     1998     1999      2000     2001     2002      2003
-------------------------------------------------- --------- -------- --------- -------- -------- ----------
The First Republic Corporation of America, Inc.     100.00   106.23    131.15   102.30   122.10    125.90
-------------------------------------------------- --------- -------- --------- -------- -------- ----------
Dow Jones US Total Market Index                     100.00   120.66    132.09   112.13    91.85     91.85
-------------------------------------------------- --------- -------- --------- -------- -------- ----------
S&P Small Cap 600 Index                             100.00    97.69    111.74   124.16   124.50    120.05
-------------------------------------------------- --------- -------- --------- -------- -------- ----------

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

a.   Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to all persons who are known to the Company to be the beneficial owner of more than 5% of its common stock as of September 23, 2003:

                                           AMOUNT AND NATURE
   TITLE OF          NAME AND ADDRESS        OF BENEFICIAL        PERCENT
     CLASS          OF BENEFICIAL OWNER      OWNERSHIP (1)        OF CLASS
 ---------------------------------------------------------------------------

 Common       Mary Nimkoff                      90,461 (2)          13.57%
              26 Buttonball Lane
              Weston, Connecticut

 Common       Jonathan P. Rosen                240,228 (3)          36.04
              40 East 69th St.
              New York, New York

 Common       Lynn M. Silverman                113,350              17.00
              911 Park Avenue
              New York, New York

 Common       Jane G. Weiman                   113,290              16.99
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

b.   Security Ownership of Management

     The following table sets forth, as of September 23, 2003, certain information with respect to security holdings in the Company and Bluepoints, an 80.2% owned subsidiary of the Company, by directors of the Company and all officers and directors as a group:

                                                                      COMMON STOCK
                                       COMMON STOCK                   OF BLUEPOINTS
                              ---------------------------------------------------------------
                                    AMOUNT         PERCENT         AMOUNT         PERCENT
       NAME OF OFFICER           BENEFICIALLY        OF         BENEFICIALLY        OF
         OR DIRECTOR              OWNED (1)         CLASS          OWNED           CLASS
---------------------------------------------------------------------------------------------
Louis Nimkoff                         11,465          1.72           -               -
Irving S. Bobrow                         200           .03%          -               -
Robert Nimkoff                         9,690 (2)      1.45           -               -
Jonathan P. Rosen                    240,228         36.04         500 (3)           4.95%
Miriam N. Rosen                        7,677          1.15         500 (3)           4.95
William M. Silverman                     200 (4)       .03           -  (4)          -
Jane G. Weiman                       113,290         16.99         500               4.95
All officers and directors
   as a group (7 persons)            382,750         57.42       1,500              14.85

(1)--Messrs. Bobrow, Silverman and Mrs. Weiman own their shares directly. Jonathan P. Rosen owns 237,311 shares directly. See Notes (2) and (3) of the preceding table.

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

     The Company's corporate office is located in a building owned by 302 Fifth Ave. Associates, a partnership owned 100% by The Estate of A.A. Rosen, Miriam Rosen and Jonathan P. Rosen. The Company is a month-to-month tenant, paying rent of $9,700 per month as of June 30, 2003, which the Company believes is comparable to other rentals in the areas. Jonathan P. Rosen is the executor of the Estate of A.A. Rosen and Miriam Rosen is the primary beneficiary of the Estate of A.A. Rosen.

     The Estate of A.A. Rosen owns 50% of Isca C.A. and Langomorro CIA, Ltda. (collectively referred to as "Mondragon"), two Ecuadorian corporations engaged in shrimp farming operations. The Estate of A.A. Rosen also holds a $640,000 note payable by Bluepoints which note was originally issued in May 1991 in connection with the acquisition by Bluepoints of a 38% interest in Mondragon and an additional 12.5% interest in Larfico Larvas Del Pacifico S.A., an Ecuadorian corporation which owns and operates a shrimp hatchery and Comercorp S.A. which owns certain real property in Ecuador. The note is a demand note and bears interest at 8%.

     During fiscal 2003, the Company borrowed $2,500,000 from United Realty, a company in which Jonathan P. Rosen owns a 33% interest, to finance Bluepoints expanded importation and sale of lobster tails. The loans bear interest at the prime rate plus 1% per annum and have no fixed repayment terms or maturity dates. For the fiscal year ended June 30, 2003, $112,263 of interest was paid on this loan.

b.   Certain Business Relationships

     The Company and its subsidiaries purchase substantially all of their property, casualty and liability insurance through participation with a group of other entities controlled by The Estate of A.A. Rosen and Jonathan
     P. Rosen (the "Rosen Group Properties"). This procedure enables the group to obtain negotiated insurance rates. During the fiscal year ended June 30, 2003, total premiums incurred by the Company and its subsidiaries under this arrangement amounted to approximately $623,000. At June 30, 2003, approximately $623,000 was payable to Rosen Group Properties.

     Tranel Inc. and Statecourt Enterprises, Inc. each owns a 25% interest in a 167-unit garden complex located in Orlando, Florida in which the Company owns the remaining 50%. Tranel Inc. is owned by Mary Nimkoff, Jonathan P. Rosen, Miriam N. Rosen, Robert Nimkoff and Louis H. Nimkoff (see Item 12) and Statecourt Enterprises, Inc. is owned 41% by The Estate of A.A. Rosen, 33% by Jonathan P. Rosen and 26% by various trusts of which Miriam N. Rosen, is trustee.

c.   Indebtedness of Management

     The Estate of A.A. Rosen owns 25% of the outstanding stock of Larfico, an Ecuadorian corporation that owns a hatchery that produces post-larval shrimp and 50% of the outstanding stock of Mondragon, an Ecuadorian company engaged in shrimp farming operations. Bluepoints beneficially owns 62.5% of the outstanding stock of Larfico and all of the outstanding stock of Emporsa, an Ecuadorian corporation engaged in shrimp farming operations. As of August 31, 2003, Larfico was indebted to Bluepoints for $196,667 of loans made by Bluepoints to Larfico at various dates between November 8, 1985 and August 5, 1989 (the "Larfico Indebtedness.") Such loans bear interest at 8% and are due August 2004. Since July 1, 2002, the largest aggregate amount of outstanding indebtedness from Larfico to Bluepoints was $196,667.

     In addition, as of June 30, 2003, Mondragon was indebted to the Company for $16,631,000 of loans made by the Company to Mondragon on various dates between August 28, 1991 and June 26, 2003 (the "Mondragon Indebtedness"). Such loans bear interest at 1% over the prime rate in effect at the Bank of New York and have no fixed maturity. Since July 1, 2002, the largest aggregate amount of outstanding indebtedness from Mondragon to the Company was $16,631,000. The Estate of A.A. Rosen has guaranteed the repayment of 25% of the Larfico Indebtedness and 56.8% of the Mondragon Indebtedness.

     Since July 1, 2002, the largest amount of outstanding indebtedness from Emporsa and Larfico to Mondragon was $451,000 which was the balance at June 30, 2003. Such loans bear no interest and have no fixed maturity. Since July 1, 2002, the largest amount of outstanding indebtedness from Mondragon to Larfico and Emporsa was $6,425,000 which was the balance at June 30, 2003. Said indebtedness has no fixed maturity and bears interest at 7.3%.

     As of August 31, 2003, Bluepoints was indebted to the Company for $56,153,000 of loans made by the Company to Bluepoints at various dates between November 8, 1985 and August 28, 2003. Such loans bear interest at the rate of 1% over the prime rate in effect at the Bank of New York and are due on demand. Since July 1, 2002, the largest aggregate amount of outstanding indebtedness from Bluepoints to the Company was $56,153,000. A substantial portion of the foregoing loans was used by Bluepoints to acquire and fund the Ecuadorian shrimp operations.

     The Estate of A.A. Rosen and Jonathan P. Rosen have jointly provided a limited guarantee with respect to the repayment of loans made by the Company to Bluepoints. Such guarantee is limited to 19.8% of the deficiency in the shareholders equity of Bluepoints. As of June 30, 2003, the amount of the guarantee was $9,866,989.

d.   Not applicable.

ITEM 14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees billed for professional services by the Company's principal accountant, Ernst & Young LLP, for each of the last two fiscal years in connection with (i) the audit of the Company's annual financial statements and review of interim financial statements included in Form 10-Q (collectively, "Audit Fees") and (ii) tax compliance, tax advice and tax planning (collectively, "Tax Fees") were as follows:

                                           2003              2002
                                     ----------------- -----------------
    Audit Fees                             $235,500          $225,500
    Tax Fees                                $64,600           $70,390
    All Other Fees (1)                      $13,600           $13,400

(1) Amounts relate to tax consulting services related to the Company's defined contribution employee benefit plans.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                   PAGE
a. 1.  Financial Statements

       The following financial statements of The First Republic Corporation of America and Subsidiaries are included in Part II, Item 8:

         Reports of Independent Auditors.............................................................20
         Consolidated Balance Sheets--June 30, 2003 and 2002.........................................26
         Consolidated Statements of Operations and Comprehensive
            (Loss) Income--Years Ended June 30, 2003, 2002 and 2001..................................28
         Consolidated Statements of Retained Earnings--Years Ended
            June 30, 2003, 2002 and 2001.............................................................29
         Consolidated Statements of Cash Flows--Years Ended
            June 30, 2003, 2002 and 2001.............................................................30
         Notes to Consolidated Financial Statements..................................................32

a. 2.  Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts..............................................67
         Schedule III--Real Estate and Accumulated Depreciation......................................68

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

   21. Subsidiaries of the Company...................................................................93





d.     Other Exhibits

       31.1   Certification of Chief Executive Officer pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002...........................................................94

       31.2   Certification of Chief Financial Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.............................................................95

       32.1   Certification of Chief Executive Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.............................................................96

       32.2   Certification of Chief Financial Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.............................................................97

           The First Republic Corporation of America and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


---------------------------------------------------------------------------------------------------------------
                     COL. A                           COL. B                          COL. C
---------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONS
                                                                   --------------------------------------------
                                                    BALANCE AT           CHARGED TO            CHARGED TO
                                                   BEGINNING OF           COSTS AND         OTHER ACCOUNTS--
                  DESCRIPTION                         PERIOD              EXPENSES              DESCRIBE
---------------------------------------------------------------------------------------------------------------
Year ended June 30, 2003:
   Allowance for doubtful accounts                   $   265,608        $          -
                                                =========================================

Year ended June 30, 2002:
   Allowance for doubtful accounts                   $   245,513        $     93,096
                                                =========================================

Year ended June 30, 2001:
   Allowance for doubtful accounts                   $    30,000        $    223,488
                                                =========================================

--------------------------------------------------------------------------------------------------
                     COL. A                              COL. D                  COL. E
--------------------------------------------------------------------------------------------------
                                                                               BALANCE AT
                                                      DEDUCTIONS--               END OF
                  DESCRIPTION                           DESCRIBE                 PERIOD
--------------------------------------------------------------------------------------------------
Year ended June 30, 2003:
   Allowance for doubtful accounts                   $   228,868 (A)           $    36,740
                                                ==================================================

Year ended June 30, 2002:
   Allowance for doubtful accounts                   $   (73,001) (a)          $   265,608
                                                ==================================================

Year ended June 30, 2001:
   Allowance for doubtful accounts                   $    (7,975) (a)          $   245,513
                                                ==================================================


(a) Amounts charged off and credits issued, net of recoveries on accounts previously written off.

           The First Republic Corporation of America and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                            Year ended June 30, 2003




         COLUMN A            COLUMN B           COLUMN C                COLUMN D                       COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                            INITIAL COST TO         COST CAPITALIZED            GROSS AMOUNT AT WHICH
                                                COMPANY               SUBSEQUENT TO         CARRIED AT CLOSE OF PERIOD (A)
                                       --------------------------      ACQUISITION          ------------------------------
                                                     BUILDINGS   -----------------------              BUILDINGS
                                                    AND RELATED               CARRYING               AND RELATED
       DESCRIPTION         ENCUMBRANCES    LAND        ASSETS     ADDITIONS     COSTS       LAND        ASSETS       TOTAL
------------------------------------------------------------------------------------------------------------------------------
Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen multi-story    $2,019,999     $188,573  $2,163,945    $ 793,230                $188,573  $2,957,175   $3,145,748
   industrial buildings
Holiday Inn Hotel--
   Syracuse, Liverpool,
   New York--Hotel                   -            -   1,651,923    5,658,082                       -   7,310,005    7,310,005
   operations
East Newark, New Jersey--
   Thirty multi-story
   industrial buildings      7,126,517      605,089   4,068,693   (2,311,815)                605,089   1,756,878    2,361,967
Greensboro Plaza,
   Greensboro, North
   Carolina--                3,117,688      379,947   1,696,953    1,003,213                 379,947   2,700,166    3,080,113
   Shopping center
Greensboro South,
   Greensboro, North
   Carolina--                1,607,860      419,739   1,350,376    1,800,060                 666,123   2,904,052    3,570,175
   Shopping center
Greensboro South,
   Greensboro, North
   Carolina--                        -      998,158      17,972            -                 998,158      17,972    1,016,130
   Land
Nyanza Building,
   Woonsocket, Rhode
   Island--                          -       60,000   1,288,139      559,657                  60,000   1,847,796    1,907,796
   Four story industrial
   building
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center                   -      293,814     758,886      217,955                 360,507     910,148    1,270,655



         COLUMN A            COLUMN F     COLUMN G    COLUMN H     COLUMN I
-------------------------------------------------------------------------------
                                                                 LIFE ON WHICH
                                                                DEPRECIATION IN
                                                                    LATEST
                                                                    INCOME
                            ACCUMULATED    DATE OF      DATE      STATEMENTS
       DESCRIPTION          DEPRECIATION CONSTRUCTION ACQUIRED   IS COMPUTED
-------------------------------------------------------------------------------
Waltham Engineering
   Center, Waltham,
   Massachusetts--
   Seventeen multi-story      $ 937,157                7-01-62     10-20 yrs.
   industrial buildings
Holiday Inn Hotel--
   Syracuse, Liverpool,
   New York--Hotel            4,933,175                3-17-69      5-15 yrs.
   operations
East Newark, New Jersey--
   Thirty multi-story
   industrial buildings         474,764                3-11-63    21-1/3 yrs.
Greensboro Plaza,
   Greensboro, North
   Carolina--                 2,036,542               12-01-74    21-1/3 yrs.
   Shopping center
Greensboro South,
   Greensboro, North
   Carolina--                 1,898,976               12-01-74    21-1/3 yrs.
   Shopping center
Greensboro South,
   Greensboro, North
   Carolina--                         -               10-31-02             -
   Land
Nyanza Building,
   Woonsocket, Rhode
   Island--                     159,730               11-01-68     10-20 yrs.
   Four story industrial
   building
Richmond Shopping Center,
   Richmond, Virginia--
   Shopping center              861,421                3-15-76        25 yrs.

           The First Republic Corporation of America and Subsidiaries

         COLUMN A            COLUMN B           COLUMN C                COLUMN D
-----------------------------------------------------------------------------------------
                                            INITIAL COST TO         COST CAPITALIZED
                                                COMPANY               SUBSEQUENT TO
                                       --------------------------      ACQUISITION
                                                     BUILDINGS   -----------------------
                                                    AND RELATED               CARRYING
       DESCRIPTION         ENCUMBRANCES    LAND        ASSETS     ADDITIONS     COSTS
-----------------------------------------------------------------------------------------
First Republic Office Park,
   Liverpool, New York--     $       -     $351,600    $4,124,526   $1,182,775
   Two, two-story office
   buildings
Virginia Beach Shopping
   Center,
   Virginia Beach,           2,629,058      250,241       772,113      651,414
   Virginia--
   Shopping center
The First Republic
   Building Corp.,
   Liverpool, New York--                    413,779     5,681,562            -
   Motor hotel
Brookhaven Shopping Center,
   Brookhaven,
   Pennsylvania--            2,166,856      521,798     3,632,019      (55,134)
   Shopping Center
Virginia Beach Shopping
   Center--                  2,235,043      856,250     2,568,750            -
   Virginia Beach, Virginia
Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new            3,271,364      195,213       377,317    6,712,918
   construction at
   222 Merrimac St.
                           ---------------------------------------------------
Totals                     $24,174,385   $5,534,201   $30,153,174  $16,212,355
                           ===================================================

         COLUMN A                       COLUMN E                COLUMN F     COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------
                                 GROSS AMOUNT AT WHICH                                              LIFE ON WHICH
                             CARRIED AT CLOSE OF PERIOD (A)                                        DEPRECIATION IN
                             ------------------------------                                            LATEST
                                       BUILDINGS                                                       INCOME
                                      AND RELATED              ACCUMULATED    DATE OF      DATE      STATEMENTS
       DESCRIPTION           LAND        ASSETS       TOTAL    DEPRECIATION CONSTRUCTION ACQUIRED   IS COMPUTED
------------------------------------------------------------------------------------------------------------------
First Republic Office Park,
   Liverpool, New York--     $351,600   $5,307,301   $5,658,901   $2,107,339             10-01-85       5-40 yrs.
   Two, two-story office
   buildings
Virginia Beach Shopping
   Center,
   Virginia Beach,            397,338    1,276,430    1,673,768      860,680              3-30-76    25-31.5 yrs.
   Virginia--
   Shopping center
The First Republic
   Building Corp.,
   Liverpool, New York--      413,779    5,681,562    6,095,341    5,681,562              9-21-62      10-25 yrs.
   Motor hotel
Brookhaven Shopping Center,
   Brookhaven,
   Pennsylvania--             149,456    3,949,227    4,098,683    3,057,659             12-16-76       5-33 yrs.
   Shopping Center
Virginia Beach Shopping
   Center--                   856,250    2,568,750    3,425,000      366,966             11-17-98       31.5 yrs.
   Virginia Beach, Virginia
Merrimac Street,
   Newburyport,
   Massachusetts--
   Three story office
   building & new             236,713    7,048,735    7,285,448    1,028,278             10-25-87      10-25 yrs.
   construction at
   222 Merrimac St.
                           -------------------------------------------------
Totals                     $5,663,533  $46,236,197  $51,899,730  $24,404,249
                           =================================================



(a) Cost for Federal income tax purposes approximates amounts reflected in Column E.

           The First Republic Corporation of America and Subsidiaries

                                                                            YEAR ENDED JUNE 30,
                                                 --------------------------------------------------------------------------
                                                                   2001                                 2002
                                                 --------------------------------------------------------------------------
                                                  REAL ESTATE OWNED     ACCUMULATED    REAL ESTATE OWNED     ACCUMULATED
                                                                       DEPRECIATION                         DEPRECIATION
                                                 --------------------------------------------------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of the year:
     Balance, beginning of year                       $50,334,210       $19,405,296        $50,473,264       $20,845,210
     Additions                                          1,524,376         1,944,224            945,152         1,920,504
     Deductions:
       Write-offs of fully depreciated assets
                                                         (295,601)         (295,601)           (46,410)          (46,410)
       Sale of assets                                  (1,089,721)         (208,709)        (1,442,868)                -
                                                 --------------------------------------------------------------------------
     Balance, end of year                             $50,473,264       $20,845,210        $49,929,138       $22,719,304
                                                 ==========================================================================

                                                           YEAR ENDED JUNE 30,
                                                ---------------------------------------
                                                                   2003
                                                ---------------------------------------
                                                  REAL ESTATE OWNED     ACCUMULATED
                                                                       DEPRECIATION
                                                ---------------------------------------
The following is a reconciliation of the
   real estate owned and accumulated
   depreciation, beginning and end of the year:
     Balance, beginning of year                       $49,929,138       $22,719,304
     Additions                                          2,158,372         1,872,725
     Deductions:
       Write-offs of fully depreciated assets
                                                         (187,780)         (187,780)
       Sale of assets                                           -                 -
                                                ---------------------------------------
     Balance, end of year                             $51,899,730       $24,404,249
                                                =======================================


Note: Includes assets used in the real estate and hotel operations.

                                                LANGOMORRO, LANGOSTINERA
                                                  EL MORRO CIA. LTDA.
                                                 AND ITS SUBSIDIARY AND
                                                  AFFILIATED COMPANIES















                                      ------------------------------------------
                                            AUDIT REPORT ON THE CONSOLIDATED AND
                                                   COMBINED FINANCIAL STATEMENTS
                                      For the years ended June 30, 2003 and 2002

                               [LETTERHEAD OF BDO]




Independent Auditor's Report

To the Board of Directors
Langomorro, Langostinera El Morro Cia. Ltda. and its
  subsidiary and affiliated companies
New York, U.S.A.


1. We have audited the accompanying consolidated and combined balance sheets of Langomorro, Langostinera El Morro Cia. Ltda. and its subsidiary and affiliated companies as of June 30, 2003 and 2002, and the related consolidated and combined statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langomorro, Langostinera El Morro Cia. Ltda. and its subsidiary and affiliated companies as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO STERN
August 4, 2003
Guayaquil, Ecuador

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                                        CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                       (EXPRESSED IN US DOLLARS)

---------------------------------------------------------------------------------------------------
AS OF JUNE 30,                                                       2003                2002
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash in banks                                                   21,169              25,997
   Accounts receivable (Note A)                                    17,256              22,666
   Due from related parties (Note B)                              850,705             586,306
   Inventories (Note C)                                           851,986             835,404
   Prepaid expenses                                                17,614              28,139
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            1,758,730           1,498,512

Property, machinery and equipment (Note D)                     12,067,477          12,551,953
---------------------------------------------------------------------------------------------------
                                                               13,826,207          14,050,465
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Loans payable (Note E)                                       3,176,734           3,176,734
   Accounts payable (Note F)                                      132,858             235,605
   Due to related parties (Note G)                              2,483,025           1,636,110
   Accrued expenses (Note H)                                    4,627,134           3,652,340
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                      10,419,751           8,700,789

Long-term debt (Note I)                                         8,928,021           8,928,021
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              19,347,772          17,628,810
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Paid-in capital (Note J)                                     6,200,550           6,200,550
   Contributions for future capital increases (Note K)         10,387,789           9,557,789
   Accumulated deficit (Note L)                               (22,109,904)        (19,336,684)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                     (5,521,565)         (3,578,345)
---------------------------------------------------------------------------------------------------
                                                               13,826,207          14,050,465
---------------------------------------------------------------------------------------------------

                                 SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
                     AND NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                                                              73

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                                  CONSOLIDATED AND COMBINED STATEMENTS OF LOSSES

                                                       (EXPRESSED IN US DOLLARS)

--------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 30,         2003              2002             2001
--------------------------------------------------------------------------------
INCOME:
   Net sales (Note M)                570,192           244,723          261,678
   Others, net                       182,197                 -           23,529
--------------------------------------------------------------------------------
                                     752,389           244,723          285,207
--------------------------------------------------------------------------------
COST AND OPERATING EXPENSES:
   Cost of sales                  (2,220,344)         (773,893)        (827,652)
   Administrative expenses          (183,662)         (130,283)        (143,323)
   Financial expenses             (1,121,603)       (1,165,190)      (1,200,612)
   Others, net                             -          (615,752)                -
--------------------------------------------------------------------------------
                                  (3,525,609)       (2,685,118)      (2,171,587)
--------------------------------------------------------------------------------
Net Loss                          (2,773,220)       (2,440,395)      (1,886,380)
--------------------------------------------------------------------------------


                                 SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
                     AND NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                                                              74

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                    CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       (EXPRESSED IN US DOLLARS)


------------------------------------------------------------------------------------------------------------------
                                                                      CONTRIBUTIONS
                                                                         FOR FUTURE
                                                            PAID-IN         CAPITAL      ACCUMULATED
                                                            CAPITAL       INCREASES          DEFICIT        TOTAL
------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001                               6,200,550       8,977,789     (16,896,289)  (1,717,950)
Additional contributions for future capital increases             -         580,000               -      580,000
Net loss                                                          -               -      (2,440,395)  (2,440,395)
------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002                               6,200,550       9,557,789     (19,336,684)  (3,578,345)
Additional contributions for future capital increases             -         830,000               -      830,000
Net loss                                                          -               -      (2,773,220)  (2,773,220)
------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2003                               6,200,550      10,387,789     (22,109,904)  (5,521,565)
------------------------------------------------------------------------------------------------------------------


                                 SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
                     AND NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                                                              75

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW - DIRECT METHOD

                                                       (EXPRESSED IN US DOLLARS)

------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 30,                             2003         2002
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                          570,192      244,723
   Cash paid to suppliers and employees               (1,352,329)     (58,510)
   Financial expenses                                     (3,970)      (4,440)
   Other incomes (expenses), net                          28,644     (223,613)
------------------------------------------------------------------------------
   Net cash used in operating activities                (757,463)     (41,840)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, machinery and equipment         (77,365)    (523,023)
   Decrease permanent investments                              -        3,066
------------------------------------------------------------------------------
   Net cash used in investing activities                 (77,365)    (519,957)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions for future capital increases            830,000      580,000
------------------------------------------------------------------------------
   Net cash provided by financing activities             830,000      580,000
------------------------------------------------------------------------------
   Net (decrease) increase in cash                        (4,828)      18,203
   Cash at beginning of the year                          25,997        7,794
------------------------------------------------------------------------------
   Cash at end of the year                                21,169       25,997
------------------------------------------------------------------------------


                                 SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
                     AND NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                                                              76

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

            RECONCILIATIONS OF NET LOSS TO NET CASH USED IN OPERATION ACTIVITIES

                                                       (EXPRESSED IN US DOLLARS)

-------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 30,                                 2003         2002
-------------------------------------------------------------------------------
Net loss                                              (2,773,220)  (2,440,395)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
   Depreciation                                           558,374      579,372
   Decrease in property, machinery and equipment, net       3,467      410,070
   Remission of interests payable to
    Statecourt Enterprise, Inc.                         (153,553)            -

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Decrease in accounts receivable                          5,410        8,507
   Increase in inventories                               (16,582)    (824,042)
   Decrease (increase) in prepaid expenses                 10,525     (13,474)
   Decrease (increase) in accounts payable              (102,747)      181,561
   Increase in related parties, net                       582,516      888,885
   Increase in accrued expenses                         1,128,347    1,167,676
-------------------------------------------------------------------------------
Net cash used in operating activities                   (757,463)     (41,840)
-------------------------------------------------------------------------------



                                 SEE SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
                     AND NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                                                              77

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
--------------------------------------------------------------------------------
BUSINESS                      Langomorro, Langostinera El Morro Cia. Ltda., was
DESCRIPTION                   established on November 11, 1981 in Guayaquil,
                              Ecuador, for the purpose of carrying out fishing activities basically related to nursery, grow-out and harvest of shrimp. The Company purchased
                              99.98% of the capital stock of Camazul Cia. Ltda.
                              and both Companies maintain business with Isca, Isla Camaronera C. A.

                              On May 23, 1991, 38% of the total shares issued by Langomorro, Langostinera El Morro Cia. Ltda. and Camazul Cia. Ltda. were acquired by Marchelot S.
                              A. (a wholly-owned subsidiary of Bluepoints Co. Inc. of Bermuda).

                              Starting in January 1997, the Company changed the shrimp commercialization policy. It no longer exports its production but sells locally to Empacadora Promariscos S. A. The accounts payable balances as of June 30, 2003 and 2002 correspond to advances received that will be settled against shrimp sales.

OPERATIONS                    Since the beginning of its operations in 1981 and
                              up to June 30, 2003, the Company has had recurrent losses. As of June 30, 2003 and 2002 the accumulated losses are US$22,109,904 and
                              US$19,336,684 respectively. The main reason for these recurrent losses are principally the deficiencies in the exploitation and production of the 548 hectares of land available in the ponds and grow-out pools.

                              From year 1999 and to date, the Company and its subsidiary and affiliated companies have had an important decrease in its levels of production due mainly to the white spot virus. The Administration has looked for different alternatives to eliminate that virus, which not yet have given the desired results. At the date of this report, the Company and its subsidiary and affiliated companies wait for the results of a related company, which is working in polyculture of tilapia and shrimp in the same pools. The Companies consider that this new kind of production would be adapted and would allow them to recover their levels of production.

PRINCIPLES OF CONSOLIDATION   The consolidated and combined financial statements
AND COMBINATION               include the accounts of Camazul Cia. Ltda.
                              (subsidiary) and Isca, Isla Camaronera C. A.
                              (affiliated company) in conformity with accounting principles generally accepted in the United States of America (USA-GAAP). Investments and all the transactions and balances between consolidated and combined parties have been eliminated.

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
--------------------------------------------------------------------------------
ACCOUNTING PRINCIPLES         The Company and its subsidiary and affiliated
                              companies maintain their accounting records in US
                              Dollars, as a result of the dollarization scheme stated in the Accounting Ecuadorian Standards (NEC
                              17) prevailing in Ecuador since March 31, 2000
                              (date of transition). The effect of the
                              dollarization process was eliminated to translate the financial statements using the US Dollars as the functional currency, in accordance with accounting principles generally accepted in the United States of America.

INVENTORIES                   Products in process (shrimp) are stated at the
                              lower price of cost or market, and include the, cost of larvae purchases plus transportation, feed, fertilizer, fringe benefits, and depreciation.

PROPERTY, MACHINERY AND       These assets are recorded at cost. Expenditures
EQUIPMENT                     for maintenance and repairs are charged to
                              expenses as incurred, whereas major improvements are capitalized. Depreciation was calculated using the straight-line method, based on the following estimated useful lives of the related assets: 40 years for pools and structures, machinery and equipment, 20 years for boats, 10 years for furniture, laboratory equipment and other fixed assets; and 5 years for vehicles.

TRANSLATION OF FOREIGN        The financial position, the results of operations
CURRENCY AND EXCHANGE RATES   and the cash flows of the Company were translated
                              into US Dollars in accordance with accounting principles generally accepted in the United States of America.

                              In conformity with these accounting principles, inventories (and their transference to cost of sales), property, machinery and equipment (and their related accumulated depreciation and depreciation expenses), permanent investments and stockholders' equity accounts, were translated at the exchange rates in effect when the assets were acquired or when the assets were originally recorded.

MANAGEMENT                    The accounting policies followed by the Company to
ESTIMATES                     prepare the financial statements are in conformity
                              with the accounting principles generally accepted in the United States of America, which require that management make certain estimates and use certain assumptions to determine the valuation of some of the items included in the, financial statements and make the required disclosures therein. While the estimates and assumptions used may differ from their final effect, management believes that they were adequate, based on the information available as of the balance sheet dates. Actual results could differ from those estimates.

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

A.   ACCOUNTS RECEIVABLE      A summary of this account follows:

June 30,                                                 2003              2002
--------------------------------------------------------------------------------
Insurance claims                                        1,146            15,146
Tax withholdings                                        1,858             5,957
Employees                                               1,629             1,396
Advances to contractors                                 3,666                 -
Others                                                  8,957               167
--------------------------------------------------------------------------------
                                                       17,256            22,666
--------------------------------------------------------------------------------

B.   DUE FROM                 A summary of this account follows:
     RELATED
     PARTIES

June 30,                                                 2003              2002
--------------------------------------------------------------------------------
Larfico, Larvas del Pacifico S. A.                    404,841           276,848
Comercorp S. A.                                       351,386           212,541
Ing. Carlos Perez                                      36,756            50,986
Inmobiliaria Maria Luciana S. A.                       30,934            25,855
Camarecsa, Camarones Ecuatorianos S. A.                18,248            11,534
Comercial Inmobiliaria Golconsa S. A.                   6,931             6,931
Bunsen S. A.                                              892               892
Other companies, individually immaterial                  717               719
--------------------------------------------------------------------------------
                                                      850,705           586,306
--------------------------------------------------------------------------------

Correspond to amounts granted by the Company which are controlled through intercompany accounts, with non-interest bearing and without due dates.

C.   INVENTORIES              A summary of this account follows:

June 30,                                                 2003              2002
--------------------------------------------------------------------------------
Products in process                                   844,319           822,295
Materials and supplies                                  7,667            13,109
--------------------------------------------------------------------------------
                                                      851,986           835,404
--------------------------------------------------------------------------------

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

D.   PROPERTY, MACHINERY      A summary of this account follows:
     AND EQUIPMENT

June 30,                                                2003               2002
--------------------------------------------------------------------------------
AT ACQUISITION COST:
   Recirculation of water                          7,404,610          7,404,610
   Pools and reservoirs                            4,495,882          4,487,693
   Machinery and equipment                           996,420            952,856
   Wall repairs                                      776,928            776,928
   Pumping station                                   750,600            756,616
   Fishing boats                                     433,012            414,745
   Civil works                                       371,204            367,066
   Sluices for channels                              314,125            252,971
   Radio equipment and others                        115,364             89,163
   Housing for personnel                              83,103             82,310
   Vehicles                                           71,056             83,328
   Furniture and office equipment                     48,658             58,714
   Bridge and wharf                                   30,094             30,094
   Computer equipment                                  6,592              9,118
   Laboratory equipment                                5,027              5,027
   Land                                                4,184              4,184
   Construction in progress                                -             94,247
   Tools and fishing tackle                            3,342              3,634
--------------------------------------------------------------------------------
                                                  15,910,201         15,873,304
Less accumulated depreciation                      3,842,724          3,321,351
--------------------------------------------------------------------------------
                                                  12,067,477         12,551,953
--------------------------------------------------------------------------------

E.   LOANS                    As of June 30, 2003 and 2002, correspond to loans
     PAYABLE                  granted by Marchelot S. A. in December 23, 1998,
                              and yield an annual interest rate of 7.33%. These obligations have the personal warranty of the Company's President.

                              As of June 30, 2003 the Company had not subscribed the loan contract related to the proportional part of the loan granted by Overseas Private Investment Corporation (OPIC) to Marchelot S. A., which was partially assigned to the Langomorro Companies Group.

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

F.   ACCOUNTS                 A summary of this account follows:
     PAYABLE


June 30,                                                2003               2002
--------------------------------------------------------------------------------
SUPPLIERS:
   Superintendent of Companies                        19,593                  -
   Segrio Seguridad S. A.                             16,963             16,711
   Bank overdraft                                     12,888             66,624
   Shrimp Improvement                                  7,800                  -
   Gerenfoque S. A.                                    6,104              6,720
   Empacadora Promariscos S. A.     (1)                4,292             27,589
   Rey Gus S. A.                                       2,092                  -
   Zeigler Bros                                        1,980                  -
   Insurance payable                                       -             25,468
   Liris S. A.                                             -              6,032
   Others                                              9,830             18,297
--------------------------------------------------------------------------------
                                                      81,542            167,441
Tax payable withholdings                              51,316             68,164
--------------------------------------------------------------------------------
                                                     132,858            235,605
--------------------------------------------------------------------------------

G.   DUE TO                   (1)  Corresponds to advances  received from
     RELATED                       Empacadora  Promariscos S.A., which will be
     PARTIES                       settled with future shrimp sells.

A summary of this account follows:

June 30,                                                 2003              2002
--------------------------------------------------------------------------------
Emporsa, Empacadora y
   Exportadora S.A.                 (2)             2,141,289         1,294,008
Bluepoints Co. Inc.                 (1)               306,937           306,937
Marchelot S.A.                      (2)                34,499            34,865
Others                                                    300               300
--------------------------------------------------------------------------------
                                                    2,483,025         1,636,110
--------------------------------------------------------------------------------


                              (1) As of June 30, 2003 and 2002, his account includes 295,814, that correspond to advances received in former periods, which will be settled with future exports of shrimp.

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                              (2)  The obligations with related parties
                                   correspond to loans granted by these
                                   companies, with non-interest bearing and without due dates.

H.   ACCRUED                  A summary of this account follows:
     EXPENSES

June 30,                                                2003               2002
--------------------------------------------------------------------------------
Personnel benefits                                    29,647             18,933
INTEREST PAYABLE:
   Bluepoints Co. Inc.                             3,527,003          2,645,459
   Marchelot S.A.                                  1,070,484            834,395
   Statecourt Enterprise, Inc.                             -            153,553
--------------------------------------------------------------------------------
                                                   4,627,134          3,652,340
--------------------------------------------------------------------------------

I.   LONG-TERM                A summary of this account follows:
     DEBT

June 30,                                               2003                2002
--------------------------------------------------------------------------------
Statecourt Enterprise, Inc.                         405,000             405,000

BLUEPOINTS CO. INC.:                (1)
Langomorro, Langostinera
   El Morro Cia Ltda.                             6,214,000           6,214,000
Isca, Isla Camaronera C.A.                        1,451,666           1,451,666
Camazul Cia Ltda.                                   550,000             550,000
--------------------------------------------------------------------------------
                                                  8,620,666           8,620,666
Marchelot S.A.                                      307,355             307,355
--------------------------------------------------------------------------------
                                                  8,928,021           8,928,021
--------------------------------------------------------------------------------

                              (1)  The obligation with Bluepoints Co. Inc.
                                   started in June 1998,  yields an annual
                                   interest rate of 9.25%, and without due
                                   dates.

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

J.   PAID-IN                  A summary of this account follows:
     CAPITAL

June 30,                                                2003               2003
--------------------------------------------------------------------------------
Langomorro, Langostinera
   El Morro Cia. Ltda.                             4,887,880          4,887,880
Isca, Isla Camaronera C.A.                         1,312,670          1,312,670
--------------------------------------------------------------------------------
                                                   6,200,550          6,200,550
--------------------------------------------------------------------------------

                              As of July 1, 1997, the paid-in capital was constituted with the contributions of Langomorro, Langostinera El Morro Cia. Ltda. by 171,573 and Isca, Isla Camaronera C. A. by 869,972, corresponding to 10,000 and 73,118 ordinary and nominative shares, respectively.

                              On August 31, 1997, the paid-in capital was increased by 5,159,005, corresponding 4,716,307 to Langomorro, Langostinera El Morro Cia. Ltda. and 442,698 to Isca, Isla Camaronera C. A. The increases were performed through the capitalization of contributions for future capital increases.

                              On December 20, 2001, the Company changed the denomination of its shares from Sucres to US Dollars according to the Superintendent of Companies Rules.


K.   CONTRIBUTIONS            A summary of this account follows:
     FOR FUTURE
     CAPITAL
     INCREASES

                                                      2003                 2002
--------------------------------------------------------------------------------
Balance as of June 30,                           9,557,789            8,977,789
Additions                                          830,000              580,000
--------------------------------------------------------------------------------
Ending Balance                                  10,387,789            9,557,789
--------------------------------------------------------------------------------

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

L.   ACCUMULATED              As of June 30, 2003 and 2002 the Companies
     DEFICIT                  maintained an accumulated deficit of 22,109,904
                              and 19,336,684 respectively. In addition the stockholders' equity is negative by 5,521,565 in 2003 and 3,578,345 in 2002, and had a negative working capital of 8,661,021 in 2003 and 7,202,277 in 2002. The main reason for these recurrent losses are basically the ineffective exploitation and production of the 716 hectares of land available. The company is using just 548 hectares for ponds and grow-out pools, 71 hectares are used as service areas and 97 hectares are unused. These factors are indicative that the Company and its subsidiary and affiliated companies may be unable to continue as a going concern. However, the continuity of the Companies as a going concern will depend on their ability to obtain additional financing funds as well as an increase of the profitable operations.

                              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities which could be required if the Companies cannot continue as a going concern.

                              According to the article 198 of the Ecuadorian Companies' Law, when in each Company (Langomorro, Langostinera El Morro Cia. Ltda., Isca, Isla Camaronera C. A. and Camazul Cia. Ltda.) the losses reach 50% or more of the paid-in capital and all the reserves, the companies must be placed into liquidation if the stockholders do not increase the paid-in capital. Managements of the Companies estimate the causes for liquidation will be solved and will be overcome, and the companies will continue operating normally.

                              As of June 30, 2003 the Companies had tax loss carryforwards. However, they had not determined the exact amount of these losses and had not established the amount of tax loss carryforwards that will expire if they are not used in fiscal year 2003. The losses may be deducted in the 5 years following the year in which they originated, without exceeding 25% of each year's taxable income.

                              The Company's stockholders intend to continue supporting the operations of the Company and its subsidiary and affiliated companies as they have done in the past.

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                              In this regard, the Stockholders intend to capitalize as much as the long term debt as required. Stockholders intend to continue to fund the operations and capital improvements of the Company. The initial positive results achieved in "Polyculture" which is a method of farming fish and shrimp together which has proven to be a successful and profitable method of combating white spot syndrome is very encouraging. Stockholders consider the implementation of this procedure along with the tolerine product and the patented ozone operation will be a very profitable shrimp farming operation.

M.   NET SALES                The volumes of shrimp sold by the companies
                              (individually) during the years ended on June 30, 2003 and 2002, were as follows:

                                                                    Value
                                                       -------------------------
                                  Volume (pounds)        Years ended on June 30
                              --------------------------------------------------
Company                         2003         2002         2003         2002
--------------------------------------------------------------------------------
Langomorro, Langostinera
   El Morro Cia Ltda. and
   Camazul Cia Ltda.             167,569        80,303     384,916      209,033
Isca, Isla Camaronera C.A.        89,531        15,670     185,276       35,690
--------------------------------------------------------------------------------
Total                            257,100        95,973     570,192      244,723
--------------------------------------------------------------------------------

                              As of June 30, 2003 and 2002, the shrimps sold by Langomorro, Langostinera El Morro Cia. Ltda. were produced using 393 hectares, resulting in a productivity of 426 and 204 pounds per hectare, respectively, in those years.

                              The shrimps sold by Isca, Isla Camaronera C. A. were produced using 149 hectares, resulting in a productivity of 601 and 105 pounds per hectare, respectively, in those years.

                                    LANGOMORRO, LANGOSTINERA EL MORRO CIA. LTDA.
                                     AND ITS SUBSIDIARY AND AFFILIATED COMPANIES

                         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

N.   RELATED                  The Company has bought 268,890 and 200,262 pounds
     COMPANIES'               of larvae from Larfico, Larvas del Pacifico S. A.
     TRANSACTIONS             during the years ended on June 30, 2003 and 2002,
                              respectively.

O.   INCOME TAX RETURN        The Companies have been reviewed, without
                              important objections from the tax authorities, as shown below:

Companies                                                       Period reviewed
--------------------------------------------------------------------------------
Langomorro, Langostinera El Morro Cia. Ltda.                    1996
Isca, Isla Camaronera C. A.                                     1996
Camazul Cia. Ltda.                                              1996

P.   SUBSEQUENT EVENTS        Between June 30, 2003 and the auditor's report
                              date (August 4, 2003) there have not been any subsequent events which the Company's Management considers may have an important effect on the accompanying financial statements.

--------------------------------------------------------------------------------

                                                                       EXHIBIT A

              LANGOMORRO, LANGOSTINERA EL MORRO CIA, LTDA. AND ITS
                       SUBSIDIARY AND AFFILIATED COMPANIES

              DETAIL OF CONTRIBUTIONS FOR FUTURE CAPITAL INCREASES

                        FOR THE YEAR ENDED JUNE 30, 2003

                            (EXPRESSED IN US DOLLARS)

                                                          REPORTED ON    ADDITIONS FROM JULY 1, 2002   REPORTED ON         REAL
LEGAL PARTICIPATION             STOCKHOLDERS             JUNE 30, 2002        TO JUNE 30, 2003        JUNE 30, 2003   PARTICIPATION
-------------------    --------------------------------  -------------   ---------------------------  -------------   -------------
                 50%   Camarecsa S.A.                        5,137,586                       415,000      5,552,586             54%
                 38%   Marchelot S.A.                        3,894,021                       315,400      4,209,421             41%
                 12%   Inmobiliaria Maria Luciana S.A.         526,181                        99,600        625,781              5%
                       Others                                        1                             -              1               -
-------------------                                      -------------   ---------------------------  -------------   -------------
                100%                                         9,557,789                       830,000     10,387,789            100%
-------------------                                      -------------   ---------------------------  -------------   -------------

                                                                       EXHIBIT B

              LANGOMORRO, LANGOSTINERA EL MORRO CIA, LTDA. AND ITS
                       SUBSIDIARY AND AFFILIATED COMPANIES

                   STATEMENT OF CONSOLIDATION AND COMBINATION

                               AS OF JUNE 30, 2003

                            (EXPRESSED IN US DOLLARS)

                                                                                   CAMAZUL                INTERCOMPANY     TOTAL
             ACCOUNTS                    LANGOMORRO CIA. LTDA.   ISCA C.A.        CIA. LTDA.    SUBTOTAL   ELIMINATION  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash in banks                                           20,740         429                 -       21,169            -       21,169
Accounts receivable                                     14,062       2,489               705       17,256            -       17,256
Due from related and affiliated parties              4,190,500         514           589,912    4,780,926  (3,930,221)      850,705
Inventories                                            413,322     310,545           128,119      851,986            -      851,986
Prepaid expenses                                         7,725       5,621             4,268       17,614            -       17,614
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                 4,646,349     319,598           723,004    5,688,951  (3,930,221)    1,758,730

Property, machinery and equipment                    8,473,121   2,365,319         1,229,037   12,067,477            -   12,067,477
Permanent investments                                        1           -                 -            1          (1)            -
------------------------------------------------------------------------------------------------------------------------------------
                                                    13,119,471   2,684,917         1,952,041   17,756,429  (3,930,222)   13,826,207
------------------------------------------------------------------------------------------------------------------------------------

                                                                       EXHIBIT C

              LANGOMORRO, LANGOSTINERA EL MORRO CIA, LTDA. AND ITS
                       SUBSIDIARY AND AFFILIATED COMPANIES

                   STATEMENT OF CONSOLIDATION AND COMBINATION

                               AS OF JUNE 30, 2003

                            (EXPRESSED IN US DOLLARS)

                                                                                   CAMAZUL                INTERCOMPANY     TOTAL
                      ACCOUNTS                 LANGOMORRO CIA. LTDA.   ISCA C.A.  CIA. LTDA.    SUBTOTAL  ELIMINATION   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable                                              3,128,400      48,334           -    3,176,734           -     3,176,734
Accounts payable                                             104,073      14,908      13,877      132,858           -       132,858
Due to related parties                                     2,606,687   2,321,751   1,484,808    6,413,246  (3,930,221)    2,483,025
Accrued expenses                                           3,690,894     672,572     263,668    4,627,134           -     4,627,134
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  9,530,054   3,057,565   1,762,353   14,349,972  (3,930,221)   10,419,751

Long-term debt                                             6,926,355   1,451,666     550,000    8,928,021           -     8,928,021
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                         16,456,409   4,509,231   2,312,353   23,277,993  (3,930,221)   19,347,772
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Paid-in capital                                            4,887,880   1,312,670   1,036,616    7,237,166  (1,036,616)    6,200,550
Contributions for future capital increases                 8,883,759   1,504,030     839,922   11,227,711    (839,922)   10,387,789
Decrease of equity for valuation of investments           (1,791,400)          -           -   (1,791,400)  1,791,400             -
Accumulated deficit                                      (15,317,177) (4,641,014) (2,236,850) (22,195,041)     85,137   (22,109,904)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                (3,336,938) (1,824,314)   (360,312)  (5,521,564)         (1)   (5,521,565)
------------------------------------------------------------------------------------------------------------------------------------
                                                          13,119,471   2,684,917   1,952,041   17,756,429  (3,930,222)   13,826,207
------------------------------------------------------------------------------------------------------------------------------------

                                                                       EXHIBIT D

              LANGOMORRO, LANGOSTINERA EL MORRO CIA, LTDA. AND ITS
                       SUBSIDIARY AND AFFILIATED COMPANIES

                   STATEMENT OF CONSOLIDATION AND COMBINATION

                               AS OF JUNE 30, 2003

                            (EXPRESSED IN US DOLLARS)

                                                                            CAMAZUL                   INTERCOMPANY        TOTAL
            ACCOUNTS        LANGOMORRO CIA. LTDA.        ISCA C.A.         CIA. LTDA.     SUBTOTAL    ELIMINATION      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
INCOME:
Net sales                                 333,768          185,276             51,148        570,192             -          570,192
Others, net                               183,010            (474)              (339)        182,197             -          182,197
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                         516,778          184,802             50,809        752,389             -          752,389
-----------------------------------------------------------------------------------------------------------------------------------
COST AND OPERATING EXPENSES:
Cost of sales                         (1,126,947)        (816,832)          (276,565)    (2,220,344)             -      (2,220,344)
Administrative expenses                 (111,506)         (24,421)           (47,735)      (183,662)             -        (183,662)
Financial expenses                      (892,672)        (165,670)           (63,261)    (1,121,603)             -      (1,121,603)
-----------------------------------------------------------------------------------------------------------------------------------
                                      (2,131,125)      (1,006,923)          (387,561)    (3,525,609)             -      (3,525,609)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                              (1,614,347)        (822,121)          (336,752)    (2,773,220)             -      (2,773,220)
Deficit as of June 30, 2002          (13,702,830)      (3,818,893)        (1,900,098)   (19,421,821)        85,137     (19,336,684)
-----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT                  (15,317,177)      (4,641,014)        (2,236,850)   (22,195,041)        85,137     (22,109,904)
-----------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE FIRST REPUBLIC CORPORATION OF AMERICA

                                       By /s/ Jonathan P. Rosen
                                         ---------------------------------------
                                          Jonathan P. Rosen, Chief Executive
                                            and Chief Operating Officer

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


/s/ Harry Bergman                                   Date         October 9, 2003
----------------------------------------------      ----------------------------
Harry Bergman, Director


/s/ Irving S. Bobrow                                Date         October 9, 2003
----------------------------------------------      ----------------------------
Irving S. Bobrow, Director


/s/ Norman A. Halper                                Date         October 9, 2003
----------------------------------------------      ----------------------------
Norman A. Halper, Director


/s/ William M. Silverman                            Date         October 9, 2003
----------------------------------------------      ----------------------------
William M. Silverman, Director


/s/ Miriam N. Rosen                                 Date         October 9, 2003
----------------------------------------------      ----------------------------
Miriam N. Rosen, Director


/s/ Jonathan P. Rosen                               Date         October 9, 2003
----------------------------------------------      ----------------------------
Jonathan P. Rosen, Director