Form 10-Q
period 2003-09-30
FIRST REPUBLIC CORP OF AMERICA
filed 2003-11-19
CIK 36856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2003               Commission File Number 0-1437
--------------------------------------------------------------------------------


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

                                        Yes   X             No
                                            -----             -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

                                        Yes                 No  X
                                            -----             -----


As of November 12, 2003, there were 666,616 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,         JUNE 30,
                                                                 2003               2003
                                                            -------------       -------------
                                                              (UNAUDITED)         (SEE NOTE
                                                                                    BELOW)
ASSETS

Current Assets
         Cash and Cash Equivalents                          $   1,664,080       $   2,178,558
         Accounts Receivable, net                               5,150,172           4,824,303
         Inventories (Note 2)                                   6,795,003           7,489,233
         Other Current Assets                                   8,284,184           7,216,028
                                                            -------------       -------------

                  Total Current Assets                         21,893,439          21,708,122
                                                            -------------       -------------

Property, Plant and Equipment                                  75,141,395          74,582,041
                  Less:  Accumulated Depreciation-             35,470,883          34,958,205
                                                            -------------       -------------
                  Net Property, Plant and Equipment            39,670,512          39,623,836
                                                            -------------       -------------

Investment in and Advances to Affiliated Entities              18,238,141          18,462,166

Other Assets                                                   20,682,492          20,579,552
                                                            -------------       -------------

TOTAL ASSETS                                                $ 100,484,584       $ 100,373,676
                                                            =============       =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities                                         $  12,890,076       $  11,880,431
Long Term Debt                                                 22,106,308          22,427,800
Other Liabilities                                               2,825,251           2,953,074
                                                            -------------       -------------

TOTAL LIABILITIES                                           $  37,821,635       $  37,261,305
                                                            -------------       -------------

Stockholders' Equity:
         Common Stock                                           1,175,261           1,175,261
         Accumulated Other Comprehensive Loss (Note 5)         (1,287,386)         (1,354,000)
         Other Stockholders' Equity                            62,775,074          63,291,110
                                                            -------------       -------------
                  Total Stockholders' Equity                   62,662,949          63,112,371
                                                            -------------       -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 100,484,584       $ 100,373,676
                                                            =============       =============


NOTE: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date and condensed.

       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,

                                                                2003              2002
                                                                ----              ----
REVENUES
    SALES-TEXTILE AND SEAFOOD                              $  5,138,748       $  6,955,792
    REAL ESTATE AND HOTEL OPERATIONS                          4,872,067          5,386,526
    OTHER                                                       478,153            418,726
                                                           ------------       ------------

         TOTAL REVENUES                                      10,488,968         12,761,044
                                                           ------------       ------------

EXPENSES
    COST OF SALES - TEXTILE AND SEAFOOD                       4,720,589          7,058,110
    OPERATING-REAL ESTATE AND HOTEL                           2,304,459          2,608,869
    SELLING, GENERAL & ADMINISTRATIVE                         1,739,078          1,738,185
    DEPRECIATION AND AMORTIZATION                               907,750            935,325
    REAL ESTATE TAXES                                           465,230            447,561
    INTEREST                                                    499,993            506,072
    MINORITY INTERESTS' SHARE OF LOSS OF SUBSIDIARIES          (399,186)          (489,469)
                                                           ------------       ------------

         TOTAL EXPENSES                                      10,237,913         12,804,653
                                                           ------------       ------------

    INCOME (LOSS) BEFORE INCOME TAXES AND
      EQUITY IN LOSS OF AFFILIATED ENTITIES                     251,055            (43,609)
    EQUITY IN LOSS OF AFFILIATED ENTITIES                      (514,890)          (252,668)
      INCOME TAXES - NOTE 3                                    (240,000)          (100,000)
                                                           ------------       ------------

         NET LOSS                                          $   (503,835)      $   (396,277)
                                                           ============       ============
    LOSS  PER SHARE:
         NET  LOSS - BASIC AND DILUTED                           ($0.76)            ($0.59)
                                                                 ======             ======


     WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC AND DILUTED                                      666,727            667,571
                                                           ------------       ------------


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,

                                                                2003              2002
                                                                ----              ----
OPERATING ACTIVITIES
     Net Loss                                               $  (503,835)      $  (396,277)
        Adjustments to Reconcile Net  Loss to
        Cash Used in Operating Activities:
            Depreciation and Amortization                       907,750           935,325
            Gain on Sale of Leasehold                          (175,000)              -
            Equity in Loss of Affiliated Entities               514,890           252,668
            Minority Interests' Share of Loss in
              Subsidiaries                                     (399,186)         (489,469)
     Changes in Operating Assets and Liabilities:
            Increase in Accounts and Other Receivables         (325,869)         (163,090)
            Decrease (Increase) in Inventories                  694,230        (1,375,630)
            Increase in Other Current Assets                 (1,068,156)       (1,773,234)
            Decrease in Current Liabilities                     (49,677)         (247,063)
            Decrease in Other Liabilities                       (61,210)          (19,061)
                                                            -----------       -----------

            NET CASH USED IN OPERATIONS                        (466,063)       (3,275,831)
                                                            -----------       -----------

INVESTING ACTIVITIES
     Purchase of Property Plant and Equipment                  (954,426)         (728,486)
     Other                                                        5,381          (206,792)
     Proceeds from Sale of Leasehold                            175,000               -
                                                            -----------       -----------

           NET CASH USED IN INVESTING ACTIVITIES               (774,045)         (935,278)
                                                            -----------       -----------

FINANCING ACTIVITIES
     Proceeds from Related party                              1,000,000               -
     Proceeds from Notes Payable to Banks                           -           2,000,000
     Payments on Mortgages and Notes Payable to Banks          (262,170)         (249,550)
     Other Financing Activities                                 (12,200)           (5,217)
                                                            -----------       -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES            725,630         1,745,233
                                                            -----------       -----------

     DECREASE  IN CASH AND CASH EQUIVALENTS                    (514,478)       (2,465,876)
     Cash and Cash Equivalents at Beginning of Period         2,178,558         3,401,100
                                                            -----------       -----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 1,664,080       $   935,224
                                                            ===========       ===========


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.


2.   INVENTORIES

                                             SEPTEMBER 30,         JUNE 30,
                                                 2003               2003
                                                 ----               ----

Work-in process and
  raw materials                               $1,379,398         $1,206,510
Finished goods                                 5,415,605          6,282,723
                                              ----------         ----------
                                              $6,795,003         $7,489,233
                                              ----------         ----------


3.   INCOME TAXES

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  2003              2002
                                                  ----              ----

Federal                                         $140,000          $   --
State                                            100,000           100,000
                                                --------          --------
                                                $240,000          $100,000
                                                --------          --------


4.   EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding. The Company does not have any dilutive securities.


5.   COMPREHENSIVE LOSS

Comprehensive loss for the three months ended September 30, 2003 totaled $437,221 and was comprised of net loss of $503,835 and other comprehensive income of $66,614 related to the changes in the fair value of a derivative swap instrument the Company entered into in connection with its term loan. For the three months ended September 30, 2003, the Company had no items of other comprehensive income or loss requiring additional disclosure.

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED




6.   INDUSTRY SEGMENTS


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,

                                                   2003               2002
                                                   ----               ----
REVENUES:
         REAL ESTATE                            $ 3,499,750       $ 3,641,535
         HOTEL                                    1,693,024         1,775,119
         SEAFOOD                                  3,112,013         5,131,008
         TEXTILE                                  2,181,493         2,205,244
         CORPORATE AND OTHER                          2,688             8,138
                                                -----------       -----------
                                                $10,488,968       $12,761,044
                                                ===========       ===========




                                                        SEPTEMBER 30,

                                                   2003               2002
                                                   ----               ----
IDENTIFIABLE ASSETS:
         REAL ESTATE                           $ 31,677,211      $ 31,590,819
         HOTEL                                    3,583,628         4,350,052
         SEAFOOD                                 32,443,080        33,080,299
         TEXTILE                                  7,198,299         8,349,193
         CORPORATE                               25,582,366        22,694,286
                                               ------------      ------------
                                               $100,484,584      $100,064,649
                                               ============      ============


Results of operations are shown in Managements Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)





LIQUIDITY AND CAPITAL RESOURCES

Working capital for the three months ended September 30, 2003 decreased by approximately $825 to $9,003. Net cash used in operating activities was approximately $466. Net cash provided by financing activities was approximately $726. Net cash of approximately $774 was used in investing activities.

The Company borrowed an additional $1,000 during the quarter from an entity controlled by a major stockholder to finance the importation and sale of lobster tails. The total amount of loans owed to this entity is $3,500. The loans bear interest at prime plus 1% and have no fixed payment terms or maturity dates.

The Company's credit agreement with its principal lender provides for a $7,336 term loan with an interest rate of 5.53% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2007 and the revolving line of credit matures on October 21, 2005. The Company entered into an interest rate swap agreement on January 13, 2003 which fixed the all-in interest rate on the term loan at 5.53% per annum. At September 30, 2003 the term loan balance was $7,037 and $2,750 was outstanding under the revolving line of credit which bore interest at 3.1875% at September 30, 2003.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)



RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Income from operations before income taxes and minority interests increased $123. The components are as follows

                                                              (DECREASE)
                                2003             2002          INCREASE
                                ----             ----          --------

Real Estate                   $ 1,172          $ 1,099          $    73
Hotel                             153              190              (37)
Seafood                          (892)          (1,105)             213
Textiles                           27               32               (5)
Corporate                      (1,123)          (1,002)            (121)
                              -------          -------          -------
                              $  (663)         $  (786)         $   123
                              -------          -------          -------


REAL ESTATE

     Revenues decreased $142 and earnings increased $73. The increase in earnings was due to lower repair and maintenance costs of $219 incurred at several of our properties offset by the decrease in revenues.


HOTEL

     Revenues decreased $82 over last year and hotel earnings decreased $37 as a result of the lower revenues.


SEAFOOD

     Revenues decreased $2,019 in the current period. Losses continued in the seafood division due primarily to continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $885 this year as compared to last years loss of $746 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida earned $44 (including a $175 gain on the sale of a leasehold no longer being used by the company) as compared to a loss last year of $131. Bluepoints domestic operations had a loss of $51 as compared to a loss of $228 last year as a result of the Company ceasing clamming activities and a joint sales venture at the Fulton Fish Market in Fiscal 2003.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)


TEXTILES

     Hanora Spinning's earnings decreased $58 to $67 for the quarter. Hanora South and J & M Dyers recognized a combined loss of $40 compared to last year's loss of $53. Whitlock Combing incurred a loss of $40 last year relating to its property in South Carolina which was sold in April 2003. Overall, textile revenues decreased $24.


CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $121 due substantially to increased fringe benefits of $58 and professional fees of $36.


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


VALUATION OF PROPERTY HELD FOR USE AND SALE

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for sale, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to fair value less costs to sell. Management does not believe that the value of the properties held for sale or properties in use are impaired as of September 30, 2003.


VALUATION OF INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of September 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company currently has a variable rate term loan and a variable rate revolving line of credit which had outstanding balances of approximately $7,037 and $2,750 respectively, at September 30, 2003. The term loan bears interest at the rate of LIBOR plus 1.75% And the revolving line of credit bears interest at a rate of LIBOR plus 2.0%.

With respect to the term loan, the Company has managed its exposure to changes in LIBOR through the use of an interest rate swap agreement which effectively fixes the interest rate on the term loan at 5.53%.

With respect to the revolving line of credit, a 1% increase in LIBOR would result in an increase in annual interest expense of approximately $28.


ITEM 4. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company's disclosure controls and procedures are effective.

b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings beyond those previously disclosed in the Registrants filed Annual Report On Form 10-K for the year ended June 30, 2003.


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

        NO.     DESCRIPTION

       31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

       31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

       32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

       32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


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



                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                    -----------------------------------------
                                   Registrant



Date: November 14, 2003                  /s/ Harry Bergman
                                         ---------------------------------------
                                                Harry Bergman
                                                President and Treasurer