Form 10-Q
period 2003-12-31
FIRST REPUBLIC CORP OF AMERICA
filed 2004-05-28
CIK 36856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 2003                Commission File Number 0-1437
--------------------------------------------------------------------------------


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
                                         Yes                         No   X
                                         ------                      ------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

                                         Yes                         No   X
                                         ---------                   ------


As of May 20, 2004, there were 666,616 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,      JUNE 30,
                                                                   2003             2003
                                                                   ----             ----
                                                                (UNAUDITED)    (SEE NOTE BELOW)
ASSETS
------

Current Assets
            Cash and Cash Equivalents                          $   1,205,661    $   2,178,558
            Accounts Receivable                                    4,840,584        4,824,303
            Inventories (Note 2)                                   4,563,234        7,489,233
            Other Current Assets                                   6,264,159        7,216,028
                                                               -------------    -------------

                              Total Current Assets                16,873,638       21,708,122
                                                               -------------    -------------

Property, Plant and Equipment                                     74,096,324       74,582,041
                     Less:  Accumulated Depreciation              34,902,681       34,958,205
                                                               -------------    -------------
                        Net Property, Plant and Equipment         39,193,643       39,623,836
                                                               -------------    -------------

Investments in and Advances to Affiliated Entities                18,311,496       18,462,166

Other Assets                                                      20,737,658       20,579,552
                                                               -------------    -------------

TOTAL ASSETS                                                   $  95,116,435    $ 100,373,676
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                            $  13,509,865    $  11,880,431
Long-Term Debt                                                    21,503,790       22,427,800
Other Liabilities                                                  2,652,961        2,953,074
                                                               -------------    -------------

                   TOTAL LIABILITIES                              37,666,616       37,261,305
                                                               -------------    -------------

Stockholders' Equity:
               Common Stock                                        1,175,261        1,175,261
               Accumulated Other Comprehensive Loss (Note 5)      (1,237,476)      (1,354,000)
               Other Stockholders' Equity                         57,512,034       63,291,110
                                                               -------------    -------------
                        Total Stockholders' Equity                57,449,819       63,112,371
                                                               -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  95,116,435    $ 100,373,676
                                                               ==============================

NOTE: THE BALANCE SHEET AT JUNE 30, 2003 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE AND CONDENSED.


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                     Six months ended                Three months ended
                                                                         December 31,                    December 31,

                                                                     2003           2002             2003             2002
                                                                     ----           ----             ----             ----
Revenues
       Sales-Textile and Seafood                                 $ 11,268,927    $ 16,367,561    $  6,130,179    $  9,411,769
       Real Estate and Hotel Operations                            10,498,387      10,809,430       5,626,320       5,422,904
       Other                                                          792,434         942,343         314,281         523,617
                                                                 ------------    ------------    ------------    ------------

             Total Revenues                                        22,559,748      28,119,334      12,070,780      15,358,290
                                                                 ------------    ------------    ------------    ------------

 Expenses
       Cost of Sales - textile and seafood                         10,660,268      16,109,022       5,939,679       9,050,912
       Operating-real estate and hotel                              5,117,061       5,368,852       2,812,602       2,759,983
       Selling, general & administrative                            3,570,573       4,162,263       1,831,495       2,424,078
       Depreciation and amortization                                1,822,836       1,870,924         915,086         935,599
       Real estate taxes                                              936,072         876,189         470,842         428,628
       Interest                                                       994,001         994,076         494,008         488,004
       Write off of seafood assets - Note 7                         5,005,266            --         5,005,266            --
       Write off of amount due from minority interest - Note 7      2,055,000            --         2,055,000            --
       Minority interest share of loss of subsidiaries             (1,388,210)       (924,668)       (989,024)       (435,199)
                                                                 ------------    ------------    ------------    ------------

            Total Expenses                                         28,772,867      28,456,658      18,534,954      15,652,005
                                                                 ------------    ------------    ------------    ------------

       Loss before income taxes and
         equity in loss of affiliated entities                     (6,213,119)       (337,324)     (6,464,174)       (293,715)
       Equity in loss of affiliated entities                         (689,756)       (476,353)       (174,866)       (223,685)
        Income taxes - Note 3                                       1,136,000        (250,000)      1,376,000        (150,000)
                                                                 ------------    ------------    ------------    ------------

           Net Loss                                              $ (5,766,875)   $ (1,063,677)   $ (5,263,040)   $   (667,400)
                                                                 ============    ============    ============    ============

        Net Loss per share:
                Net Loss - basic and diluted                     $      (8.65)   $      (1.59)   $      (7.89)   $      (1.00)
                                                                 ============    ============    ============    ============


Weighted Average shares outstanding:
                 Basic and diluted                                    666,671         667,552         666,616         667,534
                                                                 ============================================================






       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six months ended
                                                                              December 31,

                                                                           2003           2002
                                                                       -----------    -----------
OPERATING ACTIVITIES
     NET LOSS                                                          $(5,766,875)   $(1,063,677)
          Adjustments to Reconcile Net Loss to
          Cash Used in Operating Activities:
               Gain on Sale of Leasehold                                  (175,000)          --
               Equity in Loss of Affiliated Entities                       689,756        476,353
               Depreciation and Amortization                             1,822,836      1,870,924
               Write off of seafood assets                               5,005,266           --
               Write off of amount due from minority interest            2,055,000           --
               Deferred Income Taxes                                    (1,336,000)          --
               Donation of Land                                               --          457,335
               Minority Interests' Share of Loss in
               Subsidiaries                                             (1,388,210)      (924,668)
     Changes in Operating Assets and Liabilities:
              Increase in Accounts Receivables and other Receivables      (201,608)    (1,361,218)
              Decrease (Increase) in Inventories                           219,180     (1,513,770)
              Increase in Other Current Assets                            (941,258)    (1,529,247)
              (Decrease) Increase in Current Liabilities                   (90,559)        49,895
              Decrease in Other Liabilities                               (183,589)       (15,040)
                                                                       -----------    -----------

         NET CASH USED IN OPERATIONS                                      (291,061)    (3,553,113)
                                                                       -----------    -----------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                             (1,392,644)    (2,341,008)
  Other                                                                    (27,982)    (1,688,340)
  Proceeds from Sale of Leasehold                                          175,000           --
                                                                       -----------    -----------
 NET CASH USED IN INVESTING ACTIVITIES                                  (1,245,626)    (4,029,348)
                                                                       -----------    -----------

FINANCING ACTIVITIES
Proceeds from Notes Payable to Bank                                           --        2,750,000
Payments on Mortgages and Notes Payable to Bank                           (924,010)      (839,446)
Proceeds from Related Party                                              1,500,000      3,500,000
Other Financing Activities                                                 (12,200)        (5,217)
                                                                       -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  563,790      5,405,337
                                                                       -----------    -----------

DECREASE IN CASH & CASH EQUIVALENTS                                       (972,897)    (2,177,124)
Cash and Cash Equivalents at Beginning of Period                         2,178,558      3,401,100
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,205,661    $ 1,223,976
                                                                       ===========    ===========





       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

2. INVENTORIES
                                        DECEMBER 31,                 JUNE 30,
                                           2003                       2003
                                           ----                       ----

Work-in process and
  raw materials                       $  1,244,209                $  1,206,510
Finished goods                           3,319,025                   6,282,723
                                      -------------               -------------
                                       $ 4,563,234                $  7,489,233
                                      ------------                ------------


3. INCOME TAXES
                                                SIX MONTHS ENDED
                                                   DECEMBER 31,
                                        2003                          2002
                                        ----                          ----

Federal                               $(1,336,000)                 $ 50,000
State                                     200,000                   200,000
                                      ------------                 --------
                                      $(1,136,000)                 $250,000
                                      ------------                 --------


4. EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding. The Company does not have any dilutive securities.

5. COMPREHENSIVE LOSS

Comprehensive loss for the six months ended December 31, 2003 totaled $5,650,351 and was comprised of net loss of $5,766,875 and other comprehensive income of $116,524 related to the changes in the fair value of a derivative swap instrument the Company entered into as a cash flow hedge in connection with its term loan. For the six months ended December 31, 2003, the Company had no items of other comprehensive income or loss requiring additional disclosure.

                   THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED





6. INDUSTRY SEGMENTS

                                                       SIX MONTHS ENDED
                                                         DECEMBER 31,

                                                      2003            2002
                                                 ------------    ------------
REVENUES:
         REAL ESTATE                             $  7,182,164    $  7,320,334
         HOTEL                                      3,377,019       3,547,750
         SEAFOOD                                    7,363,936      12,691,552
         TEXTILE                                    4,632,752       4,549,727
         CORPORATE AND OTHER                            3,877           9,971
                                                 ------------    ------------
                                                 $ 22,559,748    $ 28,119,334
                                                 ============    ============



OPERATING (LOSS) PROFIT:
         REAL ESTATE                             $  2,050,636    $  2,140,823
         HOTEL                                        295,854         319,287
         SEAFOOD                                   (5,772,221)     (1,624,145)
         TEXTILE                                       25,621          25,064
                                                 ------------    ------------
TOTAL OPERATING (LOSS) PROFIT                      (3,400,110)        861,029

CORPORATE EXPENSES                                 (1,903,967)     (1,872,852)
CORPORATE INTEREST EXPENSE                           (245,639)       (260,140)
CORPORATE REVENUE                                       3,387           9,971
WRITE OFF OF AMOUNT DUE FROM MINORITY INTEREST     (2,055,000)           --
EQUITY IN LOSS OF AFFILIATED
   ENTITIES                                          (689,756)       (476,353)
MINORITY INTERESTS' SHARE OF
   LOSS OF SUBSIDIARIES                             1,388,210         924,668
                                                 ------------    ------------

LOSS BEFORE INCOME TAXES                         $ (6,902,875)   $   (813,677)
                                                 ============    ============

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

                                                     SIX MONTHS ENDED
                                                       DECEMBER 31,

                                                2003                   2002
                                            ------------           ------------

IDENTIFIABLE ASSETS:
         REAL ESTATE                        $ 31,345,013           $ 32,327,579
         HOTEL                                 3,218,657              4,011,376
         SEAFOOD                              29,875,037             34,815,190
         TEXTILE                               6,887,798              7,886,357
         CORPORATE                            23,789,930             24,317,829
                                            ------------           ------------
                                            $ 95,116,435           $103,358,331
                                            ============           ============

DEPRECIATION AND AMORTIZATION:
         REAL ESTATE                        $    909,564           $    921,918
         HOTEL                                   407,652                403,788
         SEAFOOD                                 260,967                270,671
         TEXTILE                                 225,913                238,485
         CORPORATE AND OTHER .                    18,740                 36,062
                                            ------------           ------------
                                            $  1,822,836           $  1,870,924
                                            ============           ============

CAPITAL EXPENDITURES - NET:
         REAL ESTATE                        $    302,212           $  1,544,771
         HOTEL                                    65,828                 31,593
         SEAFOOD                                 969,326                595,548
         TEXTILE                                  53,292                158,752
         CORPORATE AND OTHER .                     1,986                 10,344
                                            ------------           ------------
                                            $  1,392,644           $  2,341,008
                                            ============           ============

GEOGRAPHIC INFORMATION:
         REVENUES
         UNITED STATES                      $ 22,036,318           $ 27,795,982
         ECUADOR                                 523,430                323,352
                                            ------------           ------------
                                            $ 22,559,748           $ 28,119,334
                                            ============           ============

IDENTIFIABLE ASSETS:
         UNITED STATES                      $ 67,318,435           $ 76,046,331
         ECUADOR                              27,798,000             27,312,000
                                            ------------           ------------
                                            $ 95,116,435           $103,358,331
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

                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

7. OTHER MATTERS

The Company has recorded a $5,005,000 loss for the apparent theft of inventory, advances due from inventory suppliers and other receivables, relating to the domestic seafood operations of Bluepoints Company, Inc. ("Bluepoints"), its 80.2% subsidiary. Of the total loss provision (i) $2,340,000 relates to the apparent theft of approximately 160,000 lbs. of lobster tails which were in the possession and control of a joint venture partner/sales agent of Bluepoints,
(ii) $1,607,000 relates to advances made by Bluepoints to this joint venture partner/sales agent for new lobster tails and shrimp inventory, (iii) $630,000 relates to other receivables due from this joint venture partner/sales agent and, (iv) $428,000 relates to a markdown of Bluepoints' remaining lobster tail inventory. Bluepoints has terminated its relationship with the joint venture partner/sales agent and has referred the matter to law enforcement authorities. Bluepoints has filed a notice of a claim with its insurer with respect to its loss but has not yet filed a proof of loss. Bluepoints presently expects to file a proof of loss for approximately $3,697,000. Bluepoints' insurance carrier has reserved all of its rights with respect to the claim. Any recovery of such amount will be recognized in earnings upon receipt.

After giving effect to current and deferred tax benefits related to the loss and the additional amount payable under the Bluepoints Guaranty described below, the Company's net loss in the quarter attributable to the events described in the preceding paragraph is $2,609,000.

Jonathan P. Rosen and the Estate of A.A. Rosen (the "Guarantors") had guaranteed
 (the "Bluepoints Guaranty") to the Company payment of 19.8% of a series of loans and investments in Bluepoints not funded by the minority owners of Bluepoints. The Estate of A.A. Rosen had also guaranteed (the "Additional Guarantees") repayment of (i) 56.8% of advances, including interest thereon, made by the Company to two Ecuadoran companies engaged in shrimp farming operations in which Bluepoints owns a 38% interest and (ii) 25% of advances, including interest, made by the Company to an Ecuadoran corporation that owns a hatchery that produces post-larval shrimp in which Bluepoints owns a 62.5% interest. The Bluepoints Guaranty , while still in effect with respect to amounts receivable through December 31, 2003, was terminated by the Guarantors effective as of January 1, 2004 with respect to any minority interest amounts originating subsequent to December 31, 2003. The Additional Guarantees remain in effect. The minority owners of Bluepoints have agreed to convey to the Company their interests in Bluepoints for the purpose of partially satisfying obligations due under the Bluepoints Guaranty. As of December 31, 2003 (i) the minority owners share (e.g. 19.8%) of the deficit in Bluepoints' shareholders equity was $11,066,000, $4,110,000 of which represented the minority interests' share of interest that the Company had accrued on its loans to Bluepoints and
(ii) approximately $9,597,000, inclusive of interest, was outstanding under the Additional Guarantees. The Guarantors have questioned whether the Bluepoints Guaranty covered the payment of interest. In order to deal with this matter and other issues relating to both guarantees, the Board of Directors established a special committee of the Board for the purpose of (i) determining the value of the minority interests of Bluepoints and the amount of the obligations due under the Bluepoints Guaranty in excess of the value of the minority interests and
(ii) negotiating and approving the terms of the consideration to be received by the Company from the Guarantors. After consulting with legal counsel, the committee has concluded that the Bluepoints Guaranty was ambiguous with respect to the payment of interest and has agreed to accept $2,055,000 in settlement of the accrued interest under the Bluepoints Guaranty. The remaining $2,055,000 of accrued interest has been forgiven and written off to expense for the quarter ended December 31, 2003. The Estate of A.A. Rosen has also agreed to satisfy all obligations, including interest, due under the Additional Guarantees promptly after the committee completes its work. The committee has also retained an investment banking firm to render a fairness opinion.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)







The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto.




FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21B of the Securities Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to increase production at its Ecuadorian shrimp farms and to address the virus problem that is affecting shrimp production in Ecuador, the availability of scallops in the area covered by the Company's Cape Canaveral, Florida operations, the success of the Company's Polyculture process, Mariculture System, Tolerine product and micro-screening efforts, demand for the Company's textile products and services, and general economic and business conditions, which will, among other things, affect the demand for space and rooms at the Company's real estate and hotel properties, the availability and creditworthiness of prospective tenants, lease rents and terms and availability of financing; and adverse changes in the real estate markets, including, among other things, competition with other companies, risk of real estate development and acquisition, governmental actions and initiatives and environmental safety requirements.

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

VALUATION OF PROPERTY HELD FOR USE AND SALE

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to fair value less costs to sell. Management does not believe that the value of any of its properties are impaired as of December 31, 2003.

VALUATION OF INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of December 31, 2003.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

         SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Income from operations before income taxes and minority interests decreased $6,553. The components are as follows

                                                               (DECREASE)
                                           2003       2002      INCREASE
                                          -------    -------    -------

Real Estate                               $ 2,051    $ 2,141    $   (90)
Hotel                                         296        319        (23)
Seafood                                    (6,463)    (2,100)    (4,363)
Textiles                                       26         25          1
Corporate                                  (4,201)    (2,123)    (2,078)
                                          -------    -------    -------
                                          $(8,291)   $(1,738)   $(6,553)
                                          -------    -------    -------

REAL ESTATE

     Revenues decreased $138 and earnings decreased $90. The decrease in earnings was due to lower revenues offset by lower repair and maintenance costs.

HOTEL

     Revenues decreased $170 over last year and hotel earnings decreased $23 as a result of the lower revenues.

SEAFOOD

     Revenues decreased $5,328 in the current period. Losses continued in the seafood division due primarily to continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $1,383 this year as compared to last years loss of $1,157 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida earned $47 (including a $175 gain on the sale of a leasehold no longer being used by the company) as compared to a loss last year of $160. Bluepoints domestic operations had a loss of $5,127 as compared to a loss of $783 last year as a result of the seafood inventory related loss discussed in Note 7 of the notes to the condensed consolidated financial statements.

TEXTILES

     As a result of lower operating margins due to increased competition, Hanora Spinning's earnings decreased $133 to $113 for the period. Hanora South and J & M Dyers recognized a combined loss of $87 compared to last year's loss of $141. Whitlock Combing incurred a loss of $80 last year relating to its property in South Carolina which was sold in April 2003. Overall, textile revenues increased $83.

CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $2,078. As discussed in Note 7 of the notes to the condensed consolidated financial statements, $2,055 of accrued interest due from minority owners of Bluepoints Company Inc.has been forgiven and written off to expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

Results of Operations

     THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Income from operations before income taxes, and minority interests decreased $6,676. The components are as follows

                                                                     (DECREASE)
                                                 2003       2002      INCREASE
                                                -------    -------    -------

Real Estate                                     $   879    $ 1,042    $  (163)
Hotel                                               143        129         14
Seafood                                          (5,571)      (995)    (4,576)
Textiles                                             (1)        (7)         6
Corporate                                        (3,078)    (1,121)    (1,957)
                                                -------    -------    -------
                                                $(7,628)   $  (952)   $(6,676)
                                                -------    -------    -------

REAL ESTATE

     Revenues increased $4 and earnings decreased $163, due to higher repairs and maintenance at several properties totaling $147.

HOTEL

     Revenues decreased $88 over last year and hotel earnings increased $14 due to lower operating costs.

SEAFOOD

     Revenues decreased $3,309 in the current period. The high level of loss in the seafood division was principally due to the seafood inventory related loss discussed in Note 7 to the condensed consolidated financial statements and continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $498 this year as compared to last years loss of $411. Scallop operations in Florida earned $3 as compared to a loss last year of $29.
 As a result of the aforementioned seafood inventory related losses, Bluepoints domestic operations had a loss of $5,076 as compared to a loss of $555 last year, when the company donated its underwater clam beds to a non-profit corporation in December 2002.

TEXTILES

     Hanora Spinning's earnings decreased $75 to $46. Hanora South and J & M Dyers recognized a combined loss of $47 compared to last years loss of $88. Whitlock Combing incurred a loss of $40 last year relating to its property in South Carolina which was sold in April 2003. Overall, textiles revenues increased $107.

CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $1,957 due to decreased salaries and fringe costs of $70, offset by the write off of $2,055 of accrued interest due from the minority owners of Bluepoints Company Inc. as discussed in Note 7 of the notes to the condensed consolidated financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)




LIQUIDITY AND CAPITAL RESOURCES

Working capital for the six months ended December 31, 2003 decreased by approximately $6,464 to $3,364. Net cash used in operating activities was approximately $291. Net cash provided by financing activities was approximately $564. Net cash of approximately $1,246 was used in investing activities.

The Company borrowed an additional $1,500 during the period from an entity controlled by a major stockholder to finance the importation and sale of lobster tails. The total amount of loans owed to this entity is $4,000. The loans bear interest at prime plus 1% and have no fixed payment terms or maturity dates.

The Company's credit agreement with its principal lender provides for a $7,336 term loan with an interest rate of 5.53% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The Company and its lender, are currently negotiating a modification to the credit agreement whereby the Company will provide as additional collateral its Liverpool office buildings to facilitate the ongoing compliance with certain financial covenants under the credit agreement. The term loan requires amortization payments of $359 per annum. The term loan matures on October 21, 2007 and the revolving line of credit matures on October 21, 2005. The Company entered into an interest rate swap agreement on January 13, 2003 which fixed the all-in interest rate on the term loan at 5.53% per annum. At December 31, 2003 the term loan balance was $6,947 and $2,750 was outstanding under the revolving line of credit which bore interest at 3.1875% at December 31, 2003.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


THE COMPANY CURRENTLY HAS A VARIABLE RATE TERM LOAN AND A VARIABLE RATE REVOLVING LINE OF CREDIT WHICH HAD OUTSTANDING BALANCES OF APPROXIMATELY $6,947 AND $2,750 RESPECTIVELY, AT DECEMBER 31, 2003. THE TERM LOAN BEARS INTEREST AT THE RATE OF LIBOR PLUS 1.75% AND THE REVOLVING LINE OF CREDIT BEARS INTEREST AT A RATE OF LIBOR PLUS 2.0%.

WITH RESPECT TO THE TERM LOAN, THE COMPANY HAS MANAGED ITS EXPOSURE TO CHANGES IN LIBOR THROUGH THE USE OF AN INTEREST RATE SWAP AGREEMENT WHICH EFFECTIVELY FIXES THE INTEREST RATE ON THE TERM LOAN AT 5.53%.

WITH RESPECT TO THE REVOLVING LINE OF CREDIT, A 1% INCREASE IN LIBOR WOULD RESULT IN AN INCREASE IN ANNUAL INTEREST EXPENSE OF APPROXIMATELY $28.


ITEM 4. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. THE COMPANY'S CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER HAVE EVALUATED THE EFFECTIVENESS OF THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES (AS SUCH TERM IS DEFINED IN RULES #13A-14(C) AND 15D-14(C) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ("EXCHANGE ACT") AS OF THE END OF THE PERIOD COVERED BY THIS REPORT. BASED ON SUCH EVALUATION, THE COMPANY'S CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER HAVE CONCLUDED THAT AS OF THE END OF SUCH PERIOD, THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     THE COMPANY'S ANNUAL MEETING OF THE STOCKHOLDERS (THE "MEETING") WAS HELD AT 2:00 P.M. ON DECEMBER 9, 2003. IN CONNECTION WITH THE MEETING, THE COMPANY SOLICITED PROXIES FROM ITS STOCKHOLDERS PURSUANT TO REGULATION 14 OF THE SECURITIES EXCHANGE ACT OF 1934.

     AT THE MEETING, HARRY BERGMAN, IRVING S. BOBROW, NORMAN A. HALPER, LOUIS NIMKOFF, MIRIAM N. ROSEN, JONATHAN P. ROSEN, WILLIAM M. SILVERMAN AND JANE G. WEIMAN WERE ELECTED TO SERVE AS DIRECTORS OF THE COMPANY UNTIL THE NEXT ANNUAL MEETING OF STOCKHOLDERS IN 2004.

     IN ADDITION, THE APPOINTMENT OF ERNST & YOUNG AS AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING JUNE 30, 2004 WAS RATIFIED BY THE COMPANY'S STOCKHOLDERS.

     THE FOLLOWING TABLES SUMMARIZE THE VOTES CAST AT THE MEETING ON THE MATTERS BROUGHT BEFORE THE SHAREHOLDERS:

1.   ELECTION OF DIRECTORS

            NOMINEE NAME                      VOTES FOR          VOTES WITHHELD

            HARRY BERGMAN                      607,832               6,535
            IRVING S. BOBROW                   607,819               6,548
            NORMAN A. HALPER                   607,829               6,538
            LOUIS NIMKOFF                      607,832               6,535
            MIRIAM N. ROSEN                    607,821               6,546
            JONATHAN P. ROSEN                  607,829               6,538
            WILLIAM M. SILVERMAN               600,061              14,306
            JANE G. WEIMAN                     607,832               6,535



2. RATIFICATION OF ERNST & YOUNG LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS OF THE COMPANY FOR FISCAL YEAR 2004.

            VOTES FOR                   VOTES AGAINST             VOTES WITHHELD
             608,035                          5                        6,324



ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS:

        NO.       DESCRIPTION

        31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES- OXLEY ACT OF 2002 (FILED HEREWITH)

        31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES- OXLEY ACT OF 2002 (FILED HEREWITH)

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


                    THE FIRST REPUBLIC CORPORATION OF AMERICA
                                   REGISTRANT


DATE: MAY 25, 2004 /s/ Harry Bergman
                   -----------------------------------------
                   HARRY BERGMAN
                   PRESIDENT AND TREASURER