Form 10-Q
period 2004-03-31
FIRST REPUBLIC CORP OF AMERICA
filed 2004-06-25
CIK 36856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2004                   Commission File Number 0-1437
--------------------------------------------------------------------------------


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

                                        Yes            No X


As of June 7, 2004, there were 666,616 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL INFORMATION

                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,                  JUNE 30,
                                                           2004                      2003
                                                       ------------             --------------
                                                        (UNAUDITED)            (SEE NOTE BELOW)
ASSETS

Current Assets
   Cash and Cash Equivalents                            $ 1,668,940               $ 2,178,558
   Accounts Receivable                                    4,552,637                 4,824,303
   Inventories - Note 2                                   3,673,226                 7,489,233
   Other Current Assets                                   5,802,055                 7,216,028
                                                       ------------             --------------

       Total Current Assets                              15,696,858                21,708,122
                                                       ------------             --------------

Property, Plant and Equipment                            74,630,227                74,582,041
   Less:  Accumulated Depreciation                       35,497,678                34,958,205
                                                       ------------             --------------
   Net Property, Plant and Equipment                     39,132,549                39,623,836
                                                       ------------             --------------

Investments in and Advances to Affiliated Entities       18,420,605                18,462,166
                                                       ------------             --------------
Other Assets                                             20,698,118                20,579,552
                                                       ------------             --------------
TOTAL ASSETS                                           $ 93,948,130             $ 100,373,676
                                                       ============             ==============

Liabilities and Stockholders' Equity

Current Liabilities                                    $ 19,312,401              $ 11,880,431
Long-Term Debt                                           14,736,667                22,427,800
Other Liabilities                                         2,651,371                 2,953,074
                                                       ------------             --------------

   TOTAL LIABILITIES                                     36,700,439                37,261,305
                                                       ------------             --------------

Stockholders' Equity:
   Common Stock                                           1,175,261                 1,175,261
   Accumulated Other Comprehensive Loss - Note 5         (1,292,810)               (1,354,000)
   Other Stockholders' Equity                            57,365,240                63,291,110
                                                       ------------             --------------
       Total Stockholders' Equity                        57,247,691                63,112,371
                                                       ------------             --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 93,948,130             $ 100,373,676
                                                       ============             ==============


NOTE: THE BALANCE SHEET AT JUNE 30, 2003 HAS BEEN DERIVED FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE AND CONDENSED.


       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           THE FIRST REPUBLIC CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                                       Nine months ended                  Three months ended
                                                                           March 31,                            March 31,

                                                                     2004              2003              2004              2003
                                                                     ----              ----              ----              ----
Revenues
   Sales-Textile and Seafood                                     $ 17,022,738      $ 22,259,129      $ 5,753,811       $ 5,891,568
   Real Estate and Hotel Operations                                16,258,363        15,871,524        5,759,976         5,062,094
   Other                                                            1,127,876         1,447,768          335,442           505,425
                                                                 ------------      ------------      -----------       -----------

       Total Revenues                                              34,408,977        39,578,421       11,849,229        11,459,087
                                                                 ------------      ------------      -----------       -----------

 Expenses
   Cost of Sales - textile and seafood                             15,874,625        22,331,744        5,214,357         6,222,722
   Operating-real estate and hotel                                  8,164,790         8,364,946        3,047,729         2,996,094
   Selling, general and administrative                              5,333,040         6,082,068        1,762,467         1,919,805
   Depreciation and amortization                                    2,722,504         2,810,424          899,668           939,500
   Real estate taxes                                                1,418,470         1,303,952          482,398           427,763
   Interest                                                         1,471,066         1,493,595          477,065           499,519
   Write off of seafood assets - Note 7                             5,005,266            --                 --                --
   Write off of amount due from minority interest - Note 7          2,055,000            --                 --                --
   Minority interest share of loss of subsidiaries                 (1,456,706)       (1,450,565)         (68,496)         (525,897)
                                                                 ------------      ------------      -----------       -----------

       Total Expenses                                              40,588,055        40,936,164       11,815,188        12,479,506
                                                                 ------------      ------------      -----------       -----------

   (Loss) Income before income taxes and
     equity in loss of affiliated entities                         (6,179,078)       (1,357,743)          34,041        (1,020,419)
   Equity in loss of affiliated entities                             (961,591)         (753,755)        (271,835)         (277,402)
     Income taxes - Note 3                                          1,227,000          (250,000)          91,000          -----
                                                                 ------------      ------------      -----------       -----------

     Net Loss                                                    $ (5,913,669)     $ (2,361,498)     $  (146,794)      $(1,297,821)
                                                                 ------------      ------------      -----------       -----------

     Net Loss per share:
        Net Loss - basic and diluted                             $      (8.87)     $      (3.54)     $     (0.22)      $     (1.95)
                                                                 ============      ============      ===========       ===========

Weighted Average shares outstanding:
     Basic and diluted                                                666,653           667,546          666,616           667,534
                                                                 ------------      ------------      -----------       -----------



       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           THE FIRST REPUBLIC CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                   Nine months ended
                                                                                       March 31,

                                                                               2004                 2003
                                                                          -------------        -------------
OPERATING ACTIVITIES
     NET LOSS                                                             $ (5,913,669)        $ (2,361,498)
          Adjustments to Reconcile Net Loss to
          Cash provided by (Used in) Operating Activities:
               Gain on Sale of Leasehold                                      (175,000)            ----
               Equity in Loss of Affilated Entities                            961,591              753,755
               Depreciation and Amortization                                 2,722,504            2,810,424
               Writedown of Property                                           ----                 300,000
               Write off of seafood assets                                   5,005,266             ----
               Write off of amount due from minority interest                2,055,000             ----
               Deferred Income Taxes                                        (1,436,000)            ----
               Donation of Land                                                ----                 457,335
               Minority Interests' Share of Loss in
                 Subsidiaries                                               (1,456,706)          (1,450,565)
     Changes in Operating Assets and Liabilities:
               Increase in Accounts Receivable                                  86,339              540,678
               Decrease (Increase) in Inventories                            1,109,188           (1,403,269)
               Decrease in Other  Assets                                      (126,262)          (1,008,951)
               Increase  in Current Liabilities                                213,977              186,058
               Decrease in Other Liabilities                                  (199,213)            (195,110)
                                                                          -------------        -------------

         NET CASH PROVIDED BY (USED IN) OPERATIONS                           2,847,015           (1,371,143)
                                                                          -------------        -------------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                                 (1,906,262)          (2,773,358)
  Other                                                                       (920,030)          (1,575,318)
  Proceeds from Sale of Leasehold                                              175,000             ----
                                                                          -------------        -------------

 NET CASH USED IN  INVESTING ACTIVITIES                                     (2,651,292)          (4,348,676)
                                                                          -------------        -------------

FINANCING ACTIVITIES
Proceeds from Notes Payable to Bank                                           ----                2,750,000
Payments on Mortgages and Notes Payable to Bank                             (1,193,133)            (966,384)
Proceeds from Related Party                                                    500,000            3,500,000
Other Financing Activities                                                     (12,208)              (5,217)
                                                                          -------------        -------------


NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (705,341)          5,278,399
                                                                          -------------        -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (509,618)            (441,420)
Cash and Cash Equivalents at Beginning of Period                             2,178,558            3,401,100
                                                                          -------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  1,668,940          $ 2,959,680
                                                                          =============        =============



       SEE NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           THE FIRST REPUBLIC CORPORATION OF AMERICA AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2.   INVENTORIES

                                MARCH 31,                  JUNE 30,
                                  2004                       2003
                              -------------             -------------
Work-in process and
   raw materials              $  1,238,154               $ 1,206,510
Finished goods                   2,435,072                 6,282,723
                              -------------             -------------
                              $  3,673,226               $ 7,489,233
                              -------------             -------------


3.   INCOME TAXES

                                          NINE MONTHS ENDED
                                             MARCH  31,
                                  2004                       2003
                              -------------             -------------
Federal                       $(1,436,000)               $   ----
State                             209,000                   250,000
                              -------------             -------------
                              $(1,227,000)               $  250,000
                              -------------             -------------


4.   EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding. The Company does not have any dilutive securities.

5.   COMPREHENSIVE LOSS

Comprehensive loss for the nine months ended March 31, 2004 totaled $5,852,479 and was comprised of net loss of $5,913,669 and other comprehensive income of $61,190 related to the changes in the fair value of a derivative swap instrument the Company entered into as a cash flow hedge in connection with its term loan. For the nine months ended March 31, 2004, the Company had no items of other comprehensive income or loss requiring additional disclosure.

           THE FIRST REPUBLIC CORPORATION OF AMERICA AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED


6.   INDUSTRY SEGMENTS


                                                          NINE MONTHS ENDED
                                                               MARCH 31,

                                                         2004              2003
                                                     -----------       -----------
Revenues:
     Real Estate                                     $11,515,240       $11,009,825
     Hotel                                             4,841,241         4,953,935
     Seafood                                          10,826,767        16,802,354
     Textile                                           7,210,545         6,800,953
     Corporate and Other                                  15,184            11,354
                                                     -----------       -----------
                                                     $34,408,977       $39,578,421
                                                     ===========       ===========

Operating (loss) profit:
     Real Estate                                     $ 3,335,846       $ 2,815,947
     Hotel                                               262,179           256,389
     Seafood                                          (6,067,356)       (2,681,032)
     Textile                                              67,129          (246,961)
                                                     -----------       -----------
Total operating (loss) profit                         (2,402,202)          144,343

Corporate expenses                                    (2,830,950)       (2,586,345)
Corporate interest expense                              (362,816)         (377,660)
Corporate revenue                                         15,184            11,354
Write off of amount due from minority interest        (2,055,000)          -----
Equity in loss of affiliated
   entities                                             (961,591)         (753,755)
Minority interests' share of
   loss of subsidiaries                                1,456,706         1,450,565
                                                     -----------       -----------
Loss before income taxes                             $(7,140,669)      $(2,111,498)
                                                     ===========       ===========


           THE FIRST REPUBLIC CORPORATION OF AMERICA AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

                                                           NINE MONTHS ENDED
                                                               MARCH 31,

                                                         2004              2003
                                                     -----------      ------------
Identifiable Assets:
         Real Estate                                 $31,549,926      $ 31,668,277
         Hotel                                         3,025,532         3,850,693
         Seafood                                      24,922,692        33,762,415
         Textile                                       6,956,629         7,413,135
         Corporate                                    27,493,351        25,195,145
                                                     -----------      ------------
                                                     $93,948,130      $101,889,665
                                                     ===========      ============

Depreciation and amortization:
         Real Estate                                 $ 1,364,046      $  1,366,172
         Hotel                                           599,016           605,682
         Seafood                                         391,984           425,486
         Textile                                         339,348           358,991
         Corporate and other                              28,110            54,093
                                                     -----------      ------------
                                                     $ 2,722,504      $  2,810,424
                                                     ===========      ============

Capital expenditures - net:
         Real Estate                                 $   783,903      $  1,685,273
         Hotel                                            70,852            41,964
         Seafood                                         981,054           871,694
         Textile                                          57,036           164,083
         Corporate and other                              13,417            10,344
                                                     -----------      ------------
                                                     $ 1,906,262      $  2,773,358
                                                     ===========      ============
Geographic information:
         Revenues
         United States                               $33,469,406      $ 39,062,925
         Ecuador                                         939,571           515,496
                                                     -----------      ------------
                                                     $34,408,977       $39,578,421
                                                     ===========      ============

Identifiable assets:
         United States                               $65,797,130       $74,564,665
         Ecuador                                      28,151,000        27,325,000
                                                     -----------      ------------
                                                     $93,948,130      $101,889,665
                                                     ===========      ============

Results of operations are shown in Managements Discussion and Analysis of Financial Condition and Results of Operations.

           THE FIRST REPUBLIC CORPORATION OF AMERICA AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   CONTINUED


7.   OTHER MATTERS

During the quarter ended December 31, 2003, the Company recorded a $5,005,000 loss for the apparent theft of inventory, advances due from inventory suppliers and other receivables, relating to the domestic seafood operations of Bluepoints Company, Inc. ("Bluepoints"), its 80.2% subsidiary. Of the total loss provision
(i) $2,340,000 relates to the apparent theft of approximately 160,000 lbs. of lobster tails which were in the possession and control of a joint venture partner/sales agent of Bluepoints, (ii) $1,607,000 relates to advances made by Bluepoints to this joint venture partner/sales agent for new lobster tails and shrimp inventory, (iii) $630,000 relates to other receivables due from this joint venture partner/sales agent and, (iv) $428,000 relates to a markdown of Bluepoints' remaining lobster tail inventory. Bluepoints has terminated its relationship with the joint venture partner/sales agent and has referred the matter to law enforcement authorities. Bluepoints has filed a notice of a claim with its insurer with respect to its loss for approximately $3,697,000. Bluepoints' insurance carrier has reserved all of its rights with respect to the claim. Any recovery of such amount will be recognized in earnings upon receipt.

After giving effect to current and deferred tax benefits related to the loss and the additional amount payable under the Bluepoints Guaranty described below, the Company's net loss attributable to the events described in the preceding paragraph is $2,609,000.

Jonathan P. Rosen and the Estate of A.A. Rosen (the "Guarantors") had guaranteed (the "Bluepoints Guaranty") to the Company payment of 19.8% of a series of loans and investments in Bluepoints not funded by the minority owners of Bluepoints. The Estate of A.A. Rosen had also guaranteed (the "Additional Guarantees") repayment of (i) 56.8% of advances, including interest thereon, made by the Company to two Ecuadoran companies engaged in shrimp farming operations in which Bluepoints owns a 38% interest and (ii) 25% of advances, including interest, made by the Company to an Ecuadoran corporation that owns a hatchery that produces post-larval shrimp in which Bluepoints owns a 62.5% interest. The Bluepoints Guaranty , while still in effect with respect to amounts receivable through December 31, 2003, was terminated by the Guarantors effective as of January 1, 2004 with respect to any minority interest amounts originating subsequent to December 31, 2003. The Additional Guarantees remain in effect. The minority owners of Bluepoints have agreed to convey to the Company their interests in Bluepoints for the purpose of partially satisfying obligations due under the Bluepoints Guaranty. As of December 31, 2003 (i) the minority owners share (e.g. 19.8%) of the deficit in Bluepoints' shareholders equity was $11,066,000, $4,110,000 of which represented the minority interests' share of interest that the Company had accrued on its loans to Bluepoints and
(ii) approximately $9,714,000, inclusive of interest, was outstanding under the Additional Guarantees. The Guarantors have questioned whether the Bluepoints Guaranty covered the payment of interest. In order to deal with this matter and other issues relating to both guarantees, the Board of Directors established a special committee of the Board for the purpose of (i) determining the value of the minority interests of Bluepoints and the amount of the obligations due under the Bluepoints Guaranty in excess of the value of the minority interests and
(ii) negotiating and approving the terms of the consideration to be received by the Company from the Guarantors. After consulting with legal counsel, the committee has concluded that the Bluepoints Guaranty was ambiguous with respect to the payment of interest and has agreed to accept $2,055,000 in settlement of the accrued interest under the Bluepoints Guaranty. The remaining $2,055,000 of accrued interest has been forgiven and written off to expense in the quarter ended December 31, 2003. The Estate of A.A. Rosen has also agreed to satisfy all obligations, including interest, due under the Additional Guarantees promptly after the committee completes its work. The committee has also retained an investment banking firm to render a fairness opinion.

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


VALUATION OF PROPERTY HELD FOR USE AND SALE

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to fair value less costs to sell. Management does not believe that the value of any of its properties are impaired as of March 31, 2004.


VALUATION OF INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

On a quarterly basis, the Company reviews the carrying value of the investments in and advances to affiliated entities. Although the seafood operations of the Company (particularly the Ecuadorian seafood operations) continue to generate operating losses, management believes that the investments that it is currently making will return the operations to profitability. If the Company is unsuccessful in its efforts, an impairment write-down, which may be material, will be required. Management does not believe that the carrying amount of the investments in and advances to affiliated entities are impaired as of March 31, 2004.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

      NINE MONTHS ENDED MARCH 31, 2004 AND 2003

Loss from operations before income taxes and minority interests increased $5,035. The components are as follows

                                                                (DECREASE)
                                    2004           2003          INCREASE
                                  --------       --------        --------
Real Estate                       $ 3,336        $ 2,816         $   520
Hotel                                 262            256               6
Seafood                            (7,029)        (3,435)         (3,594)
Textiles                               67           (247)            314
Corporate                          (5,233)        (2,952)         (2,281)
                                  --------       --------        --------
                                  $(8,597)       $(3,562)        $(5,035)
                                  --------       --------        --------

REAL ESTATE

     Revenues increased $505 and earnings increased $520. The increase in earnings was attributable to higher revenues due substantially to a $465 lease termination payment from a tenant at our Newburyport, MA. Property. We are currently negotiating a lease with a new tenant to occupy the vacated premises.

HOTEL

     Revenues decreased $113 over last year and hotel earnings increased $6 due to lower operating costs..

SEAFOOD

     Revenues decreased $5,976 in the current period. Losses continued in the seafood division due primarily to continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $1,862 this year as compared to last years loss of $2,179 due principally to the continuation of the White Spot Virus in Ecuador that has decimated that country's shrimp production. Scallop operations in Florida lost $51 (including a $175 gain on the sale of a leasehold no longer being used by the company) as compared to a loss of $243 last year. Bluepoints domestic operations had a loss of $5,116 as compared to a loss of $1,013 last year as a result of the seafood inventory related loss discussed in Note 7 of the notes to the condensed consolidated financial statements.

TEXTILES

     As a result of lower operating margins due to increased competition, Hanora Spinning's earnings decreased $196 to $159 for the period. Hanora South and J & M Dyers recognized a combined loss of $92 compared to last year's loss of $230. Whitlock Combing incurred a loss of $372 last year primarily relating to a $300 impairment loss recognized on its property in South Carolina (which was sold in April 2003). Overall, textile revenues increased $410.

CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $2,281. As discussed in Note 7 of the notes to the condensed consolidated financial statements, $2,055 of accrued interest due from minority owners of Bluepoints Company Inc. has been forgiven and written off to expense. Professional expenses increased by $138 relating to the seafood inventory loss discussed in Note 7 of the notes to the condensed consolidated financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Loss from operations before income taxes, and minority interests decreased $1,518. The components are as follows

                                                                (DECREASE)
                                    2004           2003          INCREASE
                                  --------       --------        --------
Real Estate                       $  1,285       $    675        $    610
Hotel                                  (34)           (63)             29
Seafood                               (566)        (1,335)            769
Textiles                                41           (272)            313
Corporate                           (1,032)          (829)           (203)
                                  --------       --------        --------
                                  $   (306)      $ (1,824)       $  1,518
                                  --------       --------        --------

REAL ESTATE

     Revenues increased $643 and earnings increased $610, due substantially to the $465 lease termination payment received at our Newburyport, MA. property.

HOTEL

     Revenues increased $57 over last year and hotel earnings increased $29 due to the higher revenues.

SEAFOOD

     Revenues decreased $648 in the current period. Losses in the seafood division were principally due to continuing losses in Ecuador due to lower than anticipated shrimp production. Losses in Ecuador were $479 this year as compared to last years loss of $1,022. Scallop operations in Florida lost $98 as compared to a loss last year of $83. Bluepoints domestic operations had a profit of $11 as compared to a loss of $230 last year.

TEXTILES

     Hanora Spinning's earnings decreased $63 to $46. Hanora South and J & M Dyers recognized a combined loss of $5 compared to last years loss of $89. Whitlock Combing incurred a loss of $292 last year relating to its property in South Carolina which was sold in April 2003. Overall, textiles revenues increased $327.

CORPORATE/OTHER

     Corporate expenses, including interest on the Company's term loan and revolving line of credit, increased by $203 due primarily to increased professional fees of $102 relating to the seafood inventory loss previously discussed and increased salary and fringe expense of $40.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                 (IN THOUSANDS)





LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2004 working capital decreased by approximately $13,443 as compared to June 30, 2003. As of March 31, 2004, current liabilities exceeded current assets by approximately $3,616. Included in the balance of current liabilities at March 31, 2004 is $6,857 relating to the balance on the term loan provided under the Company's credit agreement with its principal lender that is described below. The term loan matures on October 21, 2007 but has been reclassified as a current liability as a result of the Company's inability to satisfy minimum debt service coverage requirements for the last two fiscal quarters, which constitutes a technical default under the term loan. The Company remains current in making all required debt service payments under the loans. The Company has been working with the lender to restructure the term loan facility in order to restore compliance with the loan covenants on an ongoing basis and has been informed that the lender has obtained credit committee approval to restructure the loan. Pursuant to the proposed restructuring, on closing the lender will waive the existing default and the Company will provide additional collateral for the loan consisting of its office building in Liverpool, New York. The Company anticipates that the restructuring will close within the next month, and upon such closing would reclassify the term loan back to a long term liability.

Net cash provided by operating activities was approximately $2,847. Net cash used in financing activities was approximately $705. Net cash of approximately $2,651 was used in investing activities.

The Company borrowed an additional $500 during the period from an entity controlled by a major stockholder to finance the importation and sale of lobster tails. The total amount of loans owed to this entity is $3,000. The loan bears interest at prime +1% and has no fixed repayment terms or maturity dates.

The Company's credit agreement with its principal lender provided for a $7,336 term loan with an interest rate of LIBOR plus 1.75% per annum and a $3,000 revolving line of credit with an interest rate equal to either (a) LIBOR plus 2% or, (b) the Alternate Base Rate (as defined) plus 0.50%. These loans are also collateralized by a mortgage on the East Newark Industrial Center. The term loan requires amortization payments of $359 per annum. The term loans matures on October 21, 2007 and the revolving line of credit matures on October 21, 2005. The Company entered into an interest rate swap agreement on January 13, 2003 which fixed the all-in interest rate on the term loan at 5.53% per annum. At March 31, 2004 the term loan balance was $6,857 and $2,750 was outstanding under the revolving line of credit which bore interest at 3.125% at March 31, 2004

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company currently has a variable rate term loan and a variable rate involving line of credit which had outstanding balances of approximately $6,857 and $2,750 respectively, at March 31, 2004. The term loan bears interest at the rate of LIBOR plus 1.75% and the revolving line of credit bears interest at a rate of LIBOR plus 2.0%.

With respect to the term loan, the Company has managed its exposure to changes in LIBOR through the use of an interest rate swap agreement which effectively fixes the interest rate on the term loan at 5.53%.

With respect to the revolving line of credit, a 1% increase in LIBOR would result in an increase in annual interest expense of approximately $28.


ITEM 4. CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules #13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company's disclosure controls and procedures are effective.

2. Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002 (filed herewith)

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


                    THE FIRST REPUBLIC CORPORATION OF AMERICA

                                               Registrant



Date: June 23, 2004
                                              /s/ Harry Bergman
                                              ----------------------------------
                                              Harry Bergman
                                              President and Treasurer